Form 10-Q
period 2022-03-31
Aurora Technology Acquisition Corp.
filed 2022-05-24
CIK 1883788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number:
001-41250

AURORA TECHNOLOGY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1624542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Aurora Technology Acquisition Corp.
4 Embarcadero Center
Suite 1449
San Francisco, California 94105
(Address of principal executive offices)
(650)
550-0458
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, one Redeemable Warrant to acquire one-half
of one Class A Ordinary Shares, and one Right to acquire
one-tenth
of one Class A Ordinary Share
	ATAKU	The Nasdaq Stock Market LLC
Class A Ordinary Share, par value $0.0001 per share	ATAK	The Nasdaq Stock Market LLC
Redeemable Warrants, exercisable for Class A Ordinary Shares at an exercise price of $11.50 per share	ATAKW	The Nasdaq Stock Market LLC
Rights to one-tenth of one Class A Ordinary Share	ATAKR	The Nasdaq Stock Market LLC
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
2
4
, 2022, 20,200,000 Class A ordinary shares, par value $0.0001 per share, and 5,050,000 Class B ordinary shares were issued and outstanding.

AURORA TECHNOLOGY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

1

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS
MARCH 31, 2022

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$593,773	$65,373
Prepaid expenses – current	503,567	—

Total Current Assets	1,097,340	65,373
Non-current assets
Cash and marketable securities held in Trust Account	204,020,000	—
Prepaid expenses – non-current	165,023	—
Deferred offering costs	—	307,402

Total Non-current Assets	204,185,023	307,402

Total Assets	$205,282,363	$372,775

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$212,020	$9,947
Accrued offering costs	103,884	104,990
Promissory note – related party	—	242,801

Total Current Liabilities	315,904	357,738
Non-Current liabilities
Warrant Liability	2,143,952	—
Deferred underwriter fee payable	7,070,000	—

Total Non-current Liabilities	9,213,952	—

Total Liabilities	9,529,856	357,738

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 20,200,000 and no shares issued and outstanding at redemption value of $10.10 per share at March 31, 2022 and December 31, 2021, respectively	204,020,000	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 303,000 and 0 shares issued and outstanding (excluding 20,200,000 and no shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	30	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 5,050,000 and 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	505	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,268,028)	(9,963)

Total Shareholders’ (Deficit) Equity	(8,267,493)	15,037

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$205,282,363	$372,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Formation and operating costs	$797,398

Loss from operations	(797,398)
Other income :
Change in fair value of warrant liability	3,636,595
Gain on extinguishment of over-allotment liability	258,440

Other income , net	3,895,035

Net income	$3,097,637

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,446,667
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.19

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,200,033
Basic and diluted net income per share, non-redeemable ordinary shares	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Class A Ordinary Shares Subject to Possible Redemption		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance – January 1, 2022	—	$—	—	$—	5,750,000	$575	$24,425	$(9,963)	$15,037

Issuance of Class A ordinary shares	20,200,000	174,013,413	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	30,006,587	—	—	—	—	(18,650,885)	(11,355,702)	(30,006,587)
Forfeiture of Class B shares issued to Sponsor	—	—	—	—	(700,000)	(70)	70		—
Issuance of Representative Shares	—	—	303,000	30	—	—	3,029,970	—	3,030,000
Rights underlying the Units	—	—	—	—	—	—	15,596,420	—	15,596,420
Net income	—	—	—	—	—	—	—	3,097,637	3,097,637

Balance – March 31, 2022 (unaudited)	20,200,000	$204,020,000	303,000	$30	5,050,000	$505	$—	$(8,268,028)	$(8,267,493)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

Cash Flows from Operating Activities:

Net income	$3,097,637
Adjustments to reconcile net income to net cash used in operating activities:
Allocation of deferred offering costs for warrant liability	516,747
Change in fair value of warrant liability	(3,636,595)
Gain on extinguishment of OA liability	(258,440)
Changes in operating assets and liabilities:
Prepaid expenses	(668,590)
Accounts payable and accrued expenses	202,073

Net cash used in operating activities	(747,168)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(204,020,000)

Net cash used in investing activities	(204,020,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares to Sponsor	202,000,000
Payment of underwriting fee	(2,525,000)
Payment of Promissory Note	(242,801)
Payment of deferred offering costs	(406,631)
Proceeds from sale of Private Warrants	6,470,000

Net cash provided by financing activities	205,295,568

Net Change in Cash	528,400
Cash – Beginning	65,373

Cash – Ending	$593,773

Non-Cash Investing and Financing Activities:
Initial measurement of Class A ordinary shares subject to possible redemption	$174,013,413
Initial measurement of public warrants and private placement warrants	$5,780,547
Deferred underwriting fee payable	$7,070,000
Remeasurement of Class A ordinary shares subject to possible redemption	$30,006,587
Forfeiture of Founder Shares	$(70)
Issuance of Representative Shares	$30
Deferred offering costs included in accrued offering costs	$103,884
The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 1. ORGANIZATION AND PLANS OF BUSINESS OPERATIONS
Organization and General
Aurora Technology Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on August 6, 2021. The Company is a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, recapitalization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Sponsor and Initial Financing
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Initial Public Offering was declared effective on February 7, 2022. On February 9, 2022, the Company consummated the Initial Public Offering of 20,200,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 200,000 Units, at $10.00 per Unit, generating gross proceeds of $202,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,470,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ATAC Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,470,000, which is described in Note 4.
Transaction costs related to the consummation of the IPO on February 9, 2022, amounted to $29,192,787, consisting of $2,525,000 of underwriting discount, $7,070,000 of deferred underwriting fees, over-allotment option liability of $258,440,

$3,030,000 for issuance of representative shares, $15,596,420 fair value of rights underlying the Units
,
a
nd $712,927 of actual offering costs. In addition, on February 9, 2022, cash of $1,468,333 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.
The Trust Account
Following the closing of the Initial Public Offering on February 9, 2022 (“IPO Closing Date”), an amount of $204,020,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the trust account until the earliest of: (i) the Company’s completion of a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum of Association, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 12 months (or up to 18 months, if applicable) from the IPO Closing Date (the “Combination Period”).

Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering, although substantially all of the net proceeds from the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing of a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share
amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter in connection with the IPO (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
The decision as to whether the Company will seek shareholder approval of a Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the Company’s ordinary shares entitled to vote thereon are voted in favor of such Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.
The Company has until of February 9, 2023, to complete its initial Business Combination; provided the Company may, by resolution of the board of directors if requested by the Sponsor, extend the period of time to consummate the initial Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete the Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (each three month period individually, an “Extension Period”) pursuant to the Company’s Amended and Restated Memorandum of Association. If the Company does not complete a Business Combination by such date (or such longer period as described above), the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. The Company’s “initial shareholders” (as defined below), have entered into a letter agreement with the Company, pursuant to which the initial shareholders have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. However, if any initial shareholders acquire Public Shares, such initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. As used herein, the term “initial shareholders” refers to the holders of Founder Shares prior to the IPO.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (other than its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claims of any kind in or to any monies held in the Trust Account.
Liquidity and Going Concern
As of March 31, 2022 and December 31, 2021, the Company had $593,773 and $65,373 in operating cash, respectively, and working capital of $781,436 and deficit of $292,365, respectively.
The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (see Note 5), and proceeds from the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Russian invasion of Ukraine has had an immediate and material adverse effect on financial and business conditions worldwide, and particularly in Europe, in a manner that could materially and adversely affect the business and prospects of potential targets for our initial business combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial business combination and delay or prevent us from completing our initial business combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s registration statement on Form
S-1/A
(Registration
No. 333-261753)
filed with the SEC on February 2, 2022 and declared effective February 7, 2022 (the “Registration Statement”), which contains the audited financial statements and notes thereto for the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Registration Statement. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account
Following the closing of the Initial Public Offering on February 9, 2022, an amount of $204,020,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (unless extended) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 12 months from the closing of our initial public offering (unless extended), our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. As of March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. All of the investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ deficit or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on February 9, 2022, offering costs totaling $29,192,787 (consisting of $2,525,000 of underwriting fees, $7,070,000 of deferred underwriting fees,
over-allotment option liability of $258,440,
$3,030,000 for issuance of representative shares, $15,596,420 fair value of rights underlying the Units,

and $712,927
of actual offering costs), with
 $265,808 included in accumulated deficit as an allocation for the Public Warrants, and $10,300,559 included as a reduction to proceeds.

Class A Ordinary shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.
As of March 31, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$202,000,000
Less:
Proceeds allocated to public warrants	(3,521,870)
Offering costs allocated to Class A ordinary shares subject to possible redemptio n	(13,079,620)
Fair value allocated to rights	(15,596,420)
Plus:
Proceeds allocated to private warrants	4,211,323
Re-measurement of Class A ordinary shares subject to possible redemption	30,006,587

Class A ordinary shares subject to possible redemption, March 31, 2022	$204,020,000

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 6,470,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.
The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable
Class A ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable
Class A ordinary shares outstanding for the period. Nonredeemable Class A ordinary shares include the representative shares issued to Maxim at the closing of the initial public offering. For non-redeemable
Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable
Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$2,130,009

Net income attributable to Class A ordinary shares subject to possible redemption	$2,130,009

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,446,667

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.19
Non-Redeemable ordinary shares
Numerator: Net income
Net income	$967,628
Net income attributable to non-redeemable Class A and Class B ordinary shares	$967,628

Denominator: Weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,200,033

Basic and diluted net income per share, non-redeemable ordinary shares	$0.19

Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Warranty Liability
The Company accounted for the 26,670,000 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On February 9, 2022, pursuant to the Initial Public Offering, the Company sold 20,200,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 200,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, one redeemable warrant (each whole warrant, a “Public Warrant”), and one right to receive one-tenth
of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. Each two Public Warrants entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).
An aggregate of $10.10 per Unit sold in the IPO was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,470,000 Private Placement Warrants at a price of $1.00 per warrant ($6,470,000 in the aggregate) in a private placement.
Each
two
private placement warrant
s
(the “Private Placement Warrants”)
are
exercisable for
one
whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS
Founder shares
On August 7, 2021, the Sponsor was issued 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Due to the underwriters partial exercise of the over-allotment option, the Sponsor forfeited 700,000 Founder Shares back to the Company. As a result, the Sponsor currently has 5,050,000 Founder Shares.
The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
Promissory note-related party
On August 7, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of March 31, 2022, or the completion of the IPO.
At the time of repayment, there was $242,801 outstanding under the Promissory Note. On February 9, 2022, the Company repaid the Sponsor for amounts outstanding under the Promissory Note.
As of March 31, 2022, there were no amounts outstanding under the Promissory Note.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative support agreement
Commencing on February 9, 2022, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
NOTE 6. SHAREHOLDERS’ EQUITY
Preference shares
-The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A ordinary shares
- The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 303,000 and 0 Class A Ordinary Shares issued or outstanding, respectively, excluding 20,200,000 shares subject to possible redemption as presented in temporary equity.

Class
 B ordinary shares
- The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 5,050,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
For so long as any Class B ordinary shares remain outstanding, we may not, without the prior vote or written consent of the holders of a majority of the Class B ordinary shares then outstanding, voting separately as a single class, amend, alter or repeal any provision of our memorandum and articles of association, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class B ordinary shares. Any action required or permitted to be taken at any meeting of the holders of Class B ordinary shares may be taken without a general meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding Class B ordinary shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a general meeting at which all Class B ordinary shares were present and voted.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Rights-
Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth
(1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum of Association with respect to its pre-business
combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively exchange his, her or its rights in order to receive the one-tenth
(1/10) of a share underlying each right upon consummation of the Business Combination.
The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.
NOTE 7. WARRANTS
The Company accounts for the 26,670,000 warrants that were issued in the IPO (representing 20,200,000 Public Warrants and 6,470,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants
— Public Warrants may only be exercised for a whole number of Class A ordinary shares. No fractional warrants have been or will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless holders purchase at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.
The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable, and the Company will not be obligated to issue any Class A Ordinary Shares upon exercise of a Public Warrant unless the Class A Ordinary Share issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A Ordinary Shares is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of warrants:
Once the warrant become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last sale price of our ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holder.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A Ordinary Shares as described above under Redemption of warrants for Class A Ordinary Shares). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Registration right and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO price less the underwriting discount. The underwriters partially exercised the over-allotment option, generating an additional $2,000,000 in gross proceeds. As a result of the over-allotment being exercised in part, the Sponsor forfeited 700,000 Founder Shares back to the Company.
The underwriters were paid a cash underwriting discount of $2,525,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $7,070,000 in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Legal Agreement
The Company has a contingent fee arrangement with their legal counsel, in which the deferred fee is payable to the Company’s legal counsel solely in the event that the Company completes a Business Combination.

Right of First Refusal
Subject to certain conditions, the Company granted Maxim, for a period beginning on the closing of the IPO, and ending on the earlier of 18 months after the date of the consummation of the Business Combination and February 7, 2025, the three year anniversary of the effective date of the registration statement filed in connection with the IPO (the “S-1 Effective Date”), a right of first refusal to act as book-running managing underwriter or placement agent for any and all future public and private equity, convertible and debt offerings for us or any of our successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the commencement of sales of securities in the IPO.
Representative’s Ordinary Shares
The Company issued to Maxim and/or its designees, 303,000 Class A ordinary shares upon the consummation of the IPO. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO.
The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the S-1 Effective Date. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of securities in the IPO, except to any underwriter and selected dealer participating in the offering and their officers or partners, associated persons or affiliates.

NOTE 9. FAIR VALUE MEASUREMENTS
At March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $2,143,952 and $0, respectively. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents fair value information as of March 31, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the three months ended March 31, 2022. The measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ATAKW.

	Public Warrants	Private Placement Warrants	Warrant Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—

Initial fair value at issuance of public and private placement warrants	3,521,870	2,258,677	5,780,547

Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)
Transfer of public warrants to Level 1 measurement	(1,616,000)	—	(1,616,000)
Level 3 derivative warrant liabilities as of March 31, 2022	$—	$527,952	$527,952

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022:
March 31, 2022

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$204,020,000	$—	$—
Liabilities
Public Warrants	$1,616,000	$—	$—
Private Placement Warrants	$—	$—	$527,952
The following table presents the changes in the fair value of derivative warrant liabilities as of March 31, 2022 and December 31, 2021:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Fair value at August 6, 2021 (inception)	—	—	—

Derivative warrant liabilities as of December 31, 2021	$—	$—	$—
Initial fair value at issuance	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)

Derivative warrant liabilities as of March 31, 2022	$1,616,000	$527,952	$2,143,952

Measurement
The Company established the initial fair value for the warrants on February 9, 2022, the date of the completion of the Company’s IPO. The Company used a Black Scholes Merton model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share, one Public Warrant and one right to receive one-tenth
of a Class A ordinary share upon consummation of an initial business combination), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date.

As of March 31, 2022, the measurement of the Public Warrants were valued using an observable market quote in an active market.
The key inputs into the Black Scholes Merton model formula were as follows at March 31, 2022:

Private Placement Warrants
March 31,
Input	2022
Ordinary share price	$9.86
Exercise price	$11.50
Risk-free rate of interest	2.40%
Volatility	1.92%
Term	5.84
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.08
Dividend yield	0.00%

The risk-free interest rate assumption was based on the linearly interpolated Treasury Constant Maturity Rate Curve between five and seven year rates, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) six years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this quarterly report on Form
10-Q
(this “Quarterly Report”) to “we,” “us” or the “Company” refer to Aurora Technology Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ATAC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement and prospectus for the IPO (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are Cayman Islands exempted company incorporated on August 6, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search on targets founded by Asian or Asian American entrepreneurs who are building a global enterprise supported by forward thinking vision and innovative technology in predictable growth businesses with substantial revenue potential in frontier technologies including but not limited to artificial intelligence, blockchain, quantum computing, and electric vehicles. We intend to effectuate our initial business combination using cash from the proceeds of the IPO (as defined below) and the private placement of Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.
On February 9, 2022, we consummated our initial public offering (the “IPO”) of 20,200,000 of our units (the “Units”) which includes the partial exercise of the underwriters’ over-allotment option. Each Unit consisted of one Class A ordinary share, one redeemable warrant entitling the holder to purchase one-half
of one Class A ordinary share at a purchase price of $11.50 per whole share (the “Public Warrants”), and one right to acquire one-tenth
(1/10) of one Class A ordinary share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $202,000,000.
On March 17, 2022, we announced that the holders of the Units may elect to separately trade the Class A ordinary shares, Public Warrants and rights included in the Units, commencing on March 21, 2022. Any Units not separated continue to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “ATAKU.” Any underlying Class A Ordinary Shares, Public Warrants and Rights that are separated trade on the Nasdaq under the symbols “ATAK,” “ATAKW” and “ATAKR,” respectively.

At March 31, 2022, we had cash of $593,773, prepaids of $668,590, and cash held in a Trust Account of $204,020,000, current liabilities of $315,904, deferred underwriting commission payable of $7,070,000 and $2,143,952 of warrant liabilities. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 6, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $3,097,637, which consists of formation and operating expenses of $797,398, offset by a gain of $3,636,595 for the change in fair value of the warrant liability and a gain of $258,440 for the extinguishment of the over-allotment liability.
Liquidity and Capital Resources
On February 9, 2022, we consummated our IPO of 20,200,000 of Units, which includes the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, one Public Warrant entitling the holder to purchase one-half
of one Class A ordinary share at a purchase price of $11.50 per whole share, and one right to acquire one-tenth
(1/10) of one Class A ordinary share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $202,000,000.
Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 6,470,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,470,000. The Private Placement Warrants were sold to the Sponsor. The Private Placement Warrants are identical to the Public Warrants sold in the IPO as part of the Units, except that the Private Warrants are non-redeemable
and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees.
Following the closing of the IPO and the private placement of Private Placement Warrants, an aggregate amount of $204,020,000 has been placed in the trust account (the “Trust Account”) established in connection with the IPO. Transaction costs amounted to $29,192,787 consisting of $2,525,000 of underwriting fees, $7,070,000 of deferred underwriting fees, over-allotment option liability of $258,440, $3,030,000 for issuance of representative shares, $15,596,420 fair value of rights underlying the Units, and $712,927 of actual offering costs. In addition, $1,468,333 of cash was held outside of the Trust Account, which is available for the payment of offering costs and for working capital purposes. As a result of the underwriters’ partial exercise of the over-allotment option, 50,000 Class B ordinary shares are no longer subject to forfeiture.
As of March 31, 2022, we had marketable securities held in the Trust Account of $204,020,000 consisting of money market funds which invest U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned on the Trust Account.
For the three months March 31, 2022, net cash used in operating activities was $747,168. Net income of $3,097,637 was affected by offering costs allocation of $516,746, a change in the fair value of our warrant liability of $3,636,595, gain on extinguishment of the over-allotment liability of $258,440, an increase in prepaid assets of $668,590, offset by an increase in accounts payable and accrued expenses of $202,073.
For the three months March 31, 2022, net cash used in investing activities was $204,020,000 for our investment in the Trust Account.

For the three months March 31, 2022, net provided by in financing activities was $205,295,568 primarily from the sale of the Units and Private Placement Warrants in the amount of $205,945,000, net of underwriting discounts as well as receipt of the related party receivable of $22,199. This was offset by the $265,000 repayment of a related party promissory note, and payment of $406,631 in deferred offering costs which includes a decrease in accrued offering costs of $1,106.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $593,773 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrant at a price of $1.00 per private placement warrant, at the option of the lender. The private placement warrants would be identical to the Private Placement Warrants.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating the initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on February 9, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $7,070,000 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We account for the warrants underlying the Units and the private placement warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC
815-40,
the public warrants and the private placement warrants are not indexed to our ordinary shares in the manner contemplated by ASC
815-40
because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the private placement warrant value is based on the public trading value. The Company utilized the Black Scholes Merton simulation model to value the private placement warrants as of March 31, 2022.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Net Income (Loss) per Ordinary Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 6,470,000 private placement warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net earnings (loss) per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net earnings (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable
Class A ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable
Class A ordinary shares outstanding for the period. Nonredeemable Class A ordinary shares include the representative shares issued to Maxim at the closing of the initial public offering. For non-redeemable
Class B ordinary shares, net earnings (loss) per share is calculated by dividing the net loss by the weighted average number of nonredeemable Class B ordinary shares outstanding for the period.
Non-redeemable
Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Our management does not believe that there are any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our balance sheet.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting, specifically those surrounding accrued expenses and accounting for complex financial instruments. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Remediation Activities
Following the determination of the material weakness, we implemented a remediation plan to enhance our processes for identifying and appropriately applying applicable accounting requirements for complex financial instruments. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Controls over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting that occurred during the period ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors described in our final prospectus filed with the SEC on February 7, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the consummation of the IPO, we consummated the private placement of 6,470,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,470,000. The Private Placement Warrants were sold to the Sponsor. The Private Placement Warrants are identical to the Public Warrants sold in the IPO as part of the Units, except that the Private Placement Warrants are non-redeemable
and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. The Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants purchased in the private placement (and the securities underlying the Private Placement Warrants), except to certain permitted transferees, until 30 days after the consummation of the Company’s initial business combination. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Following the closing of the IPO and the private placement of Private Placement Warrants, an aggregate amount of $204,020,000 has been placed in the Trust Account. Transaction costs amounted to $29,192,787 consisting of $2,525,000 of underwriting fees, $7,070,000 of deferred underwriting fees, over-allotment option liability of $258,440, $3,030,000 for issuance of representative shares, $15,596,420 fair value of rights underlying the Units, and $712,927 of actual offering costs. In addition, $1,468,333 of cash was held outside of the Trust Account, which is available for the payment of offering costs and for working capital purposes.
For a description of the use of the proceeds generated in our Initial Public Offering and the sale of the Private Placement Warrants in the private placement, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA TECHNOLOGY ACQUISITION CORP.

Date: May 24, 2022	By:	/s/ Zachary Wang
	Name:	Zachary Wang
	Title:	Chief Executive Officer

Date: May 24, 2022	By:	/s/ Yida Gao
	Name:	Yida Gao
	Title:	Chief Financial Officer