Form 10-Q
period 2022-09-30
Aurora Technology Acquisition Corp.
filed 2022-11-14
CIK 1883788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41250

AURORA TECHNOLOGY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1624542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Aurora Technology Acquisition Corp
.
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
of the Exchange Act).    Yes  ☒    No  ☐
As of No
vember
1
4
, 20
22, 20,200,000 Class A ordinary shares, par value $0.0001 per share, and 5,050,000 Class B ordinary shares were issued and outstanding.

AURORA TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, and for the period from August 6, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Equity (deficit) for the Three and Nine Months Ended September 30, 2022, and for the period from August 6, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from August 6, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

1

PART I - FINANCIAL INFORMATION

Item	1. Interim Financial Statements.
AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$257,120	$65,373
Prepaid expenses – current	432,070	—

Total Current Assets	689,190	65,373
Non-current assets
Cash and marketable securities held in Trust Account	205,175,816	—
Deferred offering costs	—	307,402

Total Non-current Assets	205,175,816	307,402

Total Assets	$205,865,006	$372,775
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$91,222	$9,947
Accrued offering costs	64,512	104,990
Promissory note – related party	—	242,801

Total Current Liabilities	155,734	357,738
Non-Current liabilities
Warrant Liability	533,000	—
Deferred underwriter fee payable	7,070,000	—

Total Non-current Liabilities	7,603,000	—

Total Liabilities	7,758,734	357,738

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 20,200,000 and no shares issued and outstanding subject to possible redemption at September 30, 2022 and December 31, 2021, respectively	205,175,816	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 303,000 and 0 shares issued and outstanding (excluding 20,200,000 and no shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	30	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 5,050,000 and 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	505	575
Additional paid-in capital	—	24,425
Accumulated deficit	(7,070,079)	(9,963)

Total Shareholders’ (Deficit) Equity	(7,069,544)	15,037

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$205,865,006	$372,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Period from August 6, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$219,330	$1,210,401	$9,947

Loss from operations	(219,330)	(1,210,401)	(9,947)
Other income:
Change in fair value of warrant liability	471,500	5,247,547	—
Gain on extinguishment of over-allotment liability	—	258,440	—
Dividend income on marketable securities held in Trust Account	902,675	1,155,816	—

Other income, net	1,374,175	6,661,803	—

Net income (loss)	$1,154,845	$5,451,402	$(9,947)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,200,000	17,314,286	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.24	—

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,353,000	5,302,571	5,000,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.05	$0.24	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares Subject to Possible Redemption		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	—	—	—	5,750,000	575	24,425	(9,963)	15,037
Issuance of Class A ordinary shares	20,200,000	174,013,413	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	30,006,587	—	—	—	—	(18,650,885)	(11,355,702)	(30,006,587)
Forfeiture of Class B shares issued to Sponsor	—	—	—	—	(700,000)	(70)	70	—	—
Issuance of Representative Shares	—	—	303,000	30	—	—	3,029,970	—	3,030,000
Rights underlying the Units	—	—	—	—	—	—	15,596,420	—	15,596,420
Net income	—	—	—	—	—	—	—	3,097,637	3,097,637

Balance - March 31, 2022 (unaudited)	20,200,000	204,020,000	303,000	30	5,050,000	505	—	(8,268,028)	(8,267,493)
Remeasurement of Class A ordinary shares to redemption value	—	253,141	—	—	—	—	—	(253,141)	(253,141)
Net income	—	—	—	—	—	—	—	1,198,920	1,198,920

Balance - June 30, 2022 (unaudited)	20,200,000	204,273,141	303,000	30	5,050,000	505	—	(7,322,249)	(7,321,714)
Remeasurement of Class A ordinary shares to redemption value	—	902,675	—	—	—	—	—	(902,675)	(902,675)
Net income	—	—	—	—	—	—	—	1,154,845	1,154,845

Balance – September 30, 2022 (unaudited)	20,200,000	205,175,816	303,000	30	5,050,000	505	—	(7,070,079)	(7,069,544)
FOR THE PERIOD FROM AUGUST 6, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares Subject to Possible Redemption		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance – August 6, 2021 (inception)	—	—	—	—	—	—	—	—	—
Issuance of Class B ordinary
Shares to Sponsor	—	—	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	—	—	(9,947)	(9,947)
Balance as of September 30, 2021 (unaudited)	—	—	—	—	5,750,000	575	24,425	(9,947)	15,053
The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period From August 6, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	5,451,402	(9,947)
Adjustments to reconcile net income to net cash used in operating activities:
Allocation of deferred offering costs for warrant liability	516,746	—
Change in fair value of warrant liability	(5,247,547)	—
Gain on extinguishment of OA liability	(258,440)	—
Dividend income on marketable securities held in Trust Account	(1,155,816)	—
Changes in operating assets and liabilities:
Prepaid expenses	(432,070)	—
Accounts payable and accrued expenses	81,275	9,947
Net cash used in operating activities	(1,044,450)	—
Cash Flows from Investing Activities:
Investment of cash in Trust Account	204,020,000	—
Net cash used in investing activities	(204,020,000)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares to Sponsor	202,000,000	—
Payment of underwriting fee	(2,525,000)	—
Proceeds from sale of Private Warrants	6,470,000	—
Payment of Promissory Note	(242,801)	—
Payment of offering costs	(446,002)	—
Net cash provided by financing activities	205,256,197	—
Net Change in Cash	191,747	—
Cash – Beginning	65,373	—
Cash – Ending	$257,120	—
Non-Cash Investing and Financing Activities:
Initial measurement of Class A ordinary shares subject to possible redemption	$174,013,413	—
Initial measurement of public warrants and private placement warrants	$5,780,547	—
Deferred underwriting fee payable	$7,070,000	—
Remeasurement of Class A ordinary shares subject to possible redemption	$31,162,403	—
Forfeiture of Founder Shares	$(70)	—
Issuance of Representative Shares	$30	—
Deferred offering costs included in accrued offering costs	$64,512	49,156
Non-cash borrowings against the promissory note	$—	25,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	25,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2022
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
Sponsor and Initial Financing
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company has until February 9, 2023, to complete its initial Business Combination; provided the Company may, by resolution of the board of directors if requested by the Sponsor, extend the period of time to consummate the initial Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete the Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (each three month period individually, an “Extension Period”) pursuant to the Company’s Amended and Restated Memorandum of Association. If the Company does not complete a Business Combination by such date (or such longer period as described above), the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. The Company’s “initial shareholders” (as defined below), have entered into a letter agreement with the Company, pursuant to which the initial shareholders have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. However, if any initial shareholders acquire Public Shares, such initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. As used herein, the term “initial shareholders” refers to the holders of Founder Shares prior to the IPO.

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
Liquidity and Going Concern
As of September 30, 2022 and December 31, 2021, the Company had $257,120 and $65,373 in operating cash, respectively, and working capital of $533,456 and deficit of $292,365, respectively.
The Company’s liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (see Note 5), and proceeds from the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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
(Registration
No. 333-261753)
filed with the SEC on February 2, 2022 and declared effective February 7, 2022 (the “Registration Statement”), which contains the audited financial statements and notes thereto for the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Registration Statement. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account
Following the closing of the Initial Public Offering on February 9, 2022, an amount of $204,020,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and is invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (unless extended) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 12 months from the closing of our initial public offering (unless extended), our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. As of September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. All of the investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Class A Ordinary shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of September 30, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$202,000,000
Less:
Proceeds allocated to public warrants	(3,521,870)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,079,620)
Fair value allocated to rights	(15,596,420)
Plus:
Proceeds allocated to private warrants	4,211,323
Re-measurement of Class A ordinary shares subject to possible redemption	31,162,403

Class A ordinary shares subject to possible redemption, September 30, 2022	$205,175,816

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 6,470,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.
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
non-redeemable
Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months Ended September 30, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$912,921

Net income attributable to Class A ordinary shares subject to possible redemption	$912,921

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,200,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05

Non-Redeemable ordinary shares
Numerator: Net income
Net income	$241,924

Net income attributable to non-redeemable Class A and Class B ordinary shares	$241,924
Denominator: Weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,353,000

Basic and diluted net income per share, non-redeemable ordinary shares	$0.05

Nine Months Ended September 30, 2022
Class A ordinary shares subject to possible redemption
Numerator: Income attributable to Class A ordinary shares subject to possible redemption
Net income	$4,173,309

Net income attributable to Class A ordinary shares subject to possible redemption	$4,173,309

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,314,286

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.24

Non-Redeemable ordinary shares
Numerator: Net income
Net income	$1,278,093

Net income attributable to non-redeemable Class A and Class B ordinary shares	$1,278,093

Denominator: Weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,302,571

Basic and diluted net income per share, non-redeemable ordinary shares	$0.24

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
Promissory note-related party
On August 7, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. At the time of repayment, there was $242,801 outstanding under the Promissory Note. On February 9, 2022, the Company repaid the Sponsor for amounts outstanding under the Promissory Note. As of September 30, 2022, there were no amounts outstanding under the Promissory Note.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative support agreement
Commencing on February 9, 2022, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
NOTE 6. SHAREHOLDERS’ EQUITY
Preference
shares-The
Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A ordinary shares- The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 303,000 and 0 Class A Ordinary Shares issued or outstanding, respectively, excluding 20,200,000 shares subject to possible redemption as presented in temporary equity.

Class B ordinary shares- The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 5,050,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.
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
NOTE 9. FAIR VALUE MEASUREMENTS
At September 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $533,000 and $0, respectively. Under the guidance in ASC
815-40,
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
The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the nine months ended September 30, 2022. The measurement of the Public Warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ATAKW.

	Public Warrants	Private Placement Warrants	Warrant Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—

Initial fair value at issuance of public and private placement warrants	3,521,870	2,258,677	5,780,547

Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)
Transfer of public warrants to Level 1 measurement	(1,616,000)	—	(1,616,000)

Level 3 derivative warrant liabilities as of March 31, 2022	—	527,952	527,952
Change in fair value	—	(280,952)	(280,952)

Level 3 derivative warrant liabilities as of June 30, 2022	—	247,000	247,000
Change in fair value	—	(118,000)	(118,000)

Level 3 derivative warrant liabilities as of September 30, 2022	$—	$129,000	$129,000

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$205,175,816	$—	$—
Liabilities
Public Warrants	$404,000	$—	$—
Private Placement Warrants	$—	$—	$129,000
The following table presents the changes in the fair value of derivative warrant liabilities as of September 30, 2022 and December 31, 2021:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Fair value at August 6, 2021 (inception)	—	—	—

Derivative warrant liabilities as of December 31, 2021	$—	$—	$—
Initial fair value at issuance	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)

Derivative warrant liabilities as of March 31, 2022	$1,616,000	$527,952	$2,143,952
Change in fair value	(858,500)	(280,952)	(1,139,452)

Derivative warrant liabilities as of June 30, 2022	$757,500	$247,000	$1,004,500
Change in fair value	(353,500)	(118,000)	(471,500)

Derivative warrant liabilities as of September 30, 2022	$404,000	$129,000	$533,000

Measurement
The Company established the initial fair value for the warrants on February 9, 2022, the date of the completion of the Company’s IPO. The Company used a Black Scholes Merton model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share, one Public Warrant and one right to receive one-tenth
of a Class A ordinary share upon consummation of an initial business combination), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date. As of September 30, 2022, the measurement of the Public Warrants were valued using an observable market quote in an active market.
The key inputs into the Black Scholes Merton model formula were as follows at September 30, 2022:

Input	Private Placement Warrants September 30, 2022
Ordinary share price	$10.02
Exercise price	$11.50
Risk-free rate of interest	4.00%
Volatility	0.00%
Term	5.34
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.02
Dividend yield	0.00%

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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.
The Company has been in deep discussions with a number of potential target companies.

Through introductions by the Company, an affiliate of one of the Company’s directors has invested in one potential target’s latest private fundraising round which benefits the Company through deeper discussions of a potential transaction.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act’), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement and prospectus for the IPO (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At September 30, 2022, we had cash of $257,120, prepaids of $432,070, and cash held in a Trust Account of $205,175,816, current liabilities of $155,734, deferred underwriting commission payable of $7,070,000 and $533,000 of warrant liabilities. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 6, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,154,845, which consists of formation and operating expenses of $219,330, offset by a gain of $471,500 for the change in fair value of the warrant liability and a gain of $902,675 for dividend income on marketable securities held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of $5,451,402, which consists of formation and operating expenses of $1,210,401, offset by a gain of $5,247,547 for the change in fair value of the warrant liability, a gain of $258,440 on the extinguishment of the over-allotment option liability, and a gain of $1,155,816 for dividend income on marketable securities held in the Trust Account.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $205,175,816 consisting of money market funds which invest U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned on the Trust Account.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,044,450. Net income of $5,451,402 was affected by offering costs allocation of $516,746, a change in the fair value of our warrant liability of $5,247,547, dividend income on marketable securities held in Trust Account of $1,155,816, gain on extinguishment of the over-allotment liability of $258,440, an increase in prepaid assets of $432,070, offset by an increase in accounts payable and accrued expenses of $81,275.

For the nine months ended September 30, 2022, net cash used in investing activities was $204,020,000 for our investment in the Trust Account.

For the nine months ended September 30, 2022, net provided by financing activities was $205,256,197 primarily from the sale of the Units and Private Placement Warrants in the amount of $205,945,000. This was offset by the $242,801 repayment of a related party promissory note, and payment of offering costs of $446,002.

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

As of September 30, 2022, we had cash of $257,120 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants underlying the Units and the private placement warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the private placement warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the public warrant value is based on the public trading value. The Company utilized the Black Scholes Merton simulation model to value the private placement warrants as of September 30, 2022.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 6,470,000 private placement warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting, specifically those surrounding accrued expenses and accounting for complex financial instruments. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the period ended September 30,2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA TECHNOLOGY ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Zachary Wang
	Name:	Zachary Wang
	Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ Yida Gao
	Name:	Yida Gao
	Title:	Chief Financial Officer