Form 10-K
period 2022-12-31
Aurora Technology Acquisition Corp.
filed 2023-04-19
CIK 1883788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from

to

Commission File Number
001-41250

AURORA TECHNOLOGY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98 - 1624542
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4 Embarcadero Center, Suite 1449 San Francisco, California	94105
(Address of principal executive offices)	(zip code)
(650)
550-0458
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share, par value, $0.0001 per shares, one Redeemable Warrant to acquire one-half of one Class A Ordinary Share, and one Right to acquire one-tenth of one Class A Ordinary Share	ATAKU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	ATAK	The Nasdaq Stock Market LLC
Redeemable Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	ATAKW	The Nasdaq Stock Market LLC
Rights to receive one-tenth of a Class A Ordinary Share	ATAKR	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to

§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell c
ompany (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No
☐
The aggregate market value of the voting shares held
by

non-affiliates

of the registrant on June 30, 2022
,

based on the closing price on that date of $9.91, was approximately $203,184,730.
As of April 17, 2023, there
were 5,978,123 shares of Class A Ordinary Shares, par value $0.0001 per share, and 5,050,000 shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AURORA TECHNOLOGY ACQUISITION CORP.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the life sciences industry;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to the “Company” and to “we,” “us,” and “our” refer to Aurora Technology Acquisition Corp., references to “management” or “management team” refer to the Company’s officers and directors and references to our “Sponsor” refer to ATAC Sponsor, LLC, a Delaware limited liability company.

Market Data and Forecasts

Unless otherwise indicated, information in this Annual Report concerning economic conditions, our industry, and our markets, including our general expectations and competitive position, market opportunity and market size, is based on a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research. Our estimates are derived from industry and general publications, studies and surveys conducted by third-parties, as well as data from our own internal research. These publications, studies and surveys generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information, and we have not independently verified industry data from such third-party sources. While we believe our internal research is reliable and that our internal estimates are reasonable, such research has not been verified by any independent source and our internal estimates are based on our good faith beliefs as of the respective dates of such estimates. We are responsible for all of the disclosure in this Annual Report.

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in the Cayman Islands on August 6, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this Annual Report as our initial business combination, with one or more businesses, which we refer to throughout this Annual Report as target businesses. While we may pursue an initial business combination in any business, industry or geographic location, we intend to prioritize our search with high-growth technology companies based in Asia and North America that were founded by Asian or Asian-American entrepreneurs who are building a global enterprise supported by forward thinking vision and innovative technology in predictable growth businesses with substantial revenue potential in frontier technologies including but not limited to artificial intelligence, blockchain, quantum computing, and electric vehicles.

Corporate History

On August 7, 2021, we issued an aggregate of 5,750,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.0043 per share, to our Sponsor. We refer to the Class B ordinary shares purchased by our Sponsor as “founder shares.” Due to the underwriters partial exercise of the over-allotment option, our Sponsor forfeited 700,000 founder shares back to the Company. As a result, our Sponsor currently has 5,050,000 founder shares.

On February 9, 2022, we consummated our initial public offering (the “Initial Public Offering” or “IPO”) of 20,200,000 of our units (the “Units”) which included 200,000 Units sold upon partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, one redeemable warrant entitling the holder to purchase one-half of one Class A ordinary share at a purchase price of $11.50 per whole share (“Public Warrants”), and one right to acquire one-tenth (1/10) of one Class A ordinary share (“Rights”). The Units were sold at a public offering price of $10.00 per Unit, generating gross proceeds of $202,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 6,470,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant, generating gross proceeds of $6,470,000. The Private Warrants were sold to our Sponsor. The Private Warrants are identical to Public Warrants sold in the IPO as part of the Units, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or our Sponsor’s permitted transferees.

Following the closing of the IPO and the sale of the Private Warrants in the Private Placement, an aggregate amount of $204,020,000 has been placed in the trust account established in connection with the IPO.

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

Extension of Combination Period

On February 3, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), to approve (i) a special resolution to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) six (6) times for an additional one (1) month each time, from February 9, 2023 to August 9, 2023 (the “Extension Amendment”) and (ii) the proposal to approve the Trust Amendment (as defined below). All proposals at the Extraordinary General Meeting were approved by the shareholders of the Company.

On February 6, 2023, the Company and Trustee entered into Amendment No. 1 to the Investment Management Trust Agreement, to allow the Company to extend the Combination Period six (6) times for an additional one (1) month each time from February 9, 2023 to August 9, 2023 by depositing into the Trust Account for each one-month extension the lesser of: (x) $135,000 or (y) $0.045 per share multiplied by the number of public shares then outstanding (the “Trust Amendment”). A copy of the Trust Amendment is attached to this Annual Report as Exhibit 10.1 and incorporated herein by reference. In addition, on February 6, 2023, the Company adopted the Extension Amendment, amending the Company’s Articles.

In connection with the vote to approve the Extension Amendment, the holders of 14,529,877 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.2769 per share, for an aggregate redemption amount of approximately $149.3 million, leaving approximately $58.3 million in the trust account.

On February 8, 2023, the Company issued an unsecured promissory note (the “Extension Note”) in the amount of $135,000 to the Sponsor, in exchange for the Sponsor depositing such amounts into the Company’s trust account (the “Initial Extension Payment”) in order to extend the Combination Period by one (1) month from February 9, 2023 to March 9, 2023. The Extension Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated or liquidation and (ii) August 31, 2023. Repayment of the Extension Note shall be made no later than twenty (20) business days following the closing of the Company’s initial business combination. In connection with the issuance of the Extension Note, certain existing investors in the Sponsor received convertible notes issued by the Sponsor, whereby, at the election of the noteholders and only if the Company consummates the initial business combination, a noteholder may convert the principal outstanding under the respective note into Class A ordinary shares of the Company at a price of $10.00 per share. In addition, the Company issued an unsecured promissory note (the “Working Capital Note”) in the amount of $90,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Extension Note and the Working Capital Note were issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 3, 2023, the Company issued an unsecured promissory note to the Sponsor, with a principal amount equal to $810,000 (the “Second Extension Note” and, together with the Extension Note, the “Extension Notes”). The Second Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. Advances under the Second Extension Note are for the purpose of making payments to extend the Combination Period (“Extension Payments”) and repaying the Sponsor or any other person with respect to funds loaned to the Company for the purpose of paying Extension Payments, including the Initial Extension Payment. On March 7, 2023, pursuant to the Second Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the second month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on March 8, 2023 in order to extend the Combination Period by one (1) month from March 9, 2023 to April 9, 2023. The Second Extension Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On April 6, 2023, pursuant to the Second Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the third month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on April 6, 2023 in order to extend the Combination Period by one (1) month From April 9, 2023 to May 9, 2023. In addition, the Company issued an unsecured promissory note (the “Second Working Capital Note” and, together with the Working Capital Note, the “Working Capital Notes”) in the amount of $100,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Second Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Second Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Effecting a Business Combination

Proposed Business Combination with DIH Technology, Ltd.

Letter of Intent

On or about December 11, 2022, we entered into a non-binding letter of intent proposing to affect a business combination transaction with DIH Technology, Ltd., a Cayman Islands exempted company (“DIH”). DIH is a leading global robotics and virtual reality technology provider in the rehabilitation and human performance industry.

Business Combination Agreement

On February 26, 2023 (the “Signing Date”), the Company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing, as defined below), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), among the Company, Aurora Technology Merger Sub Corp., a Nevada corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and DIH.

The Business Combination Agreement has been approved by the board of directors of each of the Company and Merger Sub and DIH, respectively. The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.”

Following the time of the closing of the Business Combination (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), the combined company will be organized as a Delaware corporation, in which substantially all of the assets and the business of the combined company will be held by DIH. The combined company’s business will continue to operate through DIH and its subsidiaries. In connection with the Closing, the Company will change its name to “DIH Holding US, Inc.” (such company after the Closing, “New DIH”).

The Business Combination is expected to close in the third quarter of 2023, following the receipt of the required approval by the Company’s and DIH’s shareholders and the fulfillment of other customary closing conditions.

The Domestication

The Company will, subject to obtaining the required shareholder approvals and at least one day prior to the Closing Date, deregister as a Cayman Islands exempted company and transfer by way of continuation to and domesticate as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

In connection with the Domestication: (i) each of the then issued and outstanding Class B ordinary shares of the Company, par value $0.0001 per share (each a “Cayman Class B Share”) will convert automatically, on a one-for-one basis, into a share of Class B common stock, par value $0.0001 per share, of the Company (after the Domestication) (the “New DIH Class B Common Stock”); (ii) each of the then issued and outstanding Class A ordinary shares of the Company, par value $0.0001 per share (each a “Cayman Class A Share”) will convert automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of the Company (after the Domestication) (the “New DIH Class A Common Stock”); (iii) each of the then issued and outstanding warrants, each two warrants representing the right to purchase one Cayman Class A Share will convert automatically into warrants to acquire shares of New DIH Class A Common Stock pursuant to the related warrant agreement (each warrant, a “New DIH Warrant”); (iv) each of the then issued and outstanding rights, each ten rights representing the right to receive one Class A Ordinary Share will convert automatically into rights to receive shares of New DIH Class A Common Stock (each right, a “New DIH Right”); and (v) each of the then issued and outstanding units of the Company will be canceled and each holder will be entitled to one share of New DIH Class A Common Stock, one New DIH Warrant and one New DIH Right.

Immediately prior to the Business Combination, each of the then issued and outstanding shares of New DIH Class B Common Stock will convert automatically, on a one-for-one basis, into a share of New DIH Class A Common Stock (the “Sponsor Share Conversion”).

Recapitalization

At the Effective Time (as defined in the Business Combination Agreement): (i) each share of DIH common stock issued and outstanding prior to the Effective Time will be canceled and converted into the right to receive a number of shares of New DIH Class A Common Stock equal to the Exchange Ratio (as defined in the Business Combination Agreement) and (ii) all shares of DIH common stock held in treasury will be canceled.

Consideration

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, at the Closing, the Company will acquire all of the outstanding equity interests of DIH, and stockholders of DIH will receive $250,000,000 in aggregate consideration (the “Aggregate Base Consideration”) in the form of newly-issued shares of New DIH Class A Common Stock, calculated based on a price of $10.00 per share.

In addition to the Aggregate Base Consideration, DIH stockholders may be entitled to receive up to 6,000,000 additional shares of New DIH Class A Common Stock (the “Earnout Shares”), as additional consideration upon satisfaction of the following milestones, during the period beginning on the Closing Date and expiring on the fifth anniversary of the Closing Date (the “Earnout Period”): (i) 1,000,000 Earnout Shares if the VWAP (as defined in the Business Combination Agreement) of New DIH Class A Common Stock is equal to or exceeds $12.00 for any 20 Trading Days (as defined in the Business Combination Agreement) during the Earnout Period; (ii) 1,333,333 Earnout Shares if the VWAP of New DIH Class A Common Stock is equal to or exceeds $13.50 for any 20 Trading Days during the Earnout Period; (iii) 1,666,667 Earnout Shares if the VWAP of New DIH Class A Common Stock is equal to or exceeds $15.00 for any 20 Trading Days during the Earnout Period; and (v) 2,000,000 Earnout Shares if the VWAP of New DIH Class A Common Stock is equal to or exceeds $16.50 for any 20 Trading Days during the Earnout Period.

Representations and Warranties and Covenants

The parties to the Business Combination Agreement have made customary representations and warranties for transactions of this type. The representations and warranties made under the Business Combination Agreement will generally not survive the Closing. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of DIH and the Company and their respective subsidiaries during the period between the execution of the Business Combination Agreement and the Closing, covenants with respect to making the filing under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and covenants with respect to the preparation and filing of the Registration Statement on Form S-4 (“Registration Statement”), which will include the proxy statement/prospectus of the Company. The covenants made under the Business Combination Agreement will not survive the Closing, unless by their terms they are to be performed in whole or in part after the Closing.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things: (i) approval by the Company’s shareholders of the Business Combination Agreement, the Business Combination and certain other actions related thereto; (ii) approval by DIH’s stockholders of the Business Combination Agreement, the Business Combination and certain other actions related thereto; (iii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iv) the absence of any material adverse effect that is continuing with respect to DIH, between the date of the Merger Agreement and the date of the Closing; and (v) the shares of common stock of New DIH to be issued in connection with the Business Combination having been approved for listing by the Nasdaq Stock Market LLC subject only to official notice of issuance thereof.

Termination

The Business Combination Agreement may be terminated by the Company or DIH under certain circumstances, including, among others, (i) by written consent of the Company and DIH, (ii) by either the Company or DIH if the Closing has not occurred before March 31, 2024, and (iii) by the Company or DIH if either has not obtained the required approval of its respective stockholders.

Support Agreements

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor and certain members and affiliates of the Sponsor (the “Sponsor Parties”) entered into a Sponsor Support Agreement with the Company and DIH (the “Sponsor Agreement”), pursuant to which the Sponsor Parties agreed, among other things, to vote all shares of the Company’s securities beneficially owned by the Sponsor Parties in favor of each of the proposals at a meeting of the stockholders of the Company (the “ATAK Meeting”) related to the Business Combination, and against any proposal that would impede the Business Combination. The Sponsor Agreement also provides that the Sponsor Parties will not redeem any shares of the Company. The Sponsor Parties also agreed not to transfer any shares of the Company held by them during the period beginning on the date of the Sponsor Agreement and ending at the Effective Time (as defined in the Business Combination Agreement).

DIH Stockholder Support Agreement

In connection with the execution of the Business Combination Agreement, DIH and certain stockholders and affiliates of DIH (the “DIH Parties”) entered into a Stockholder Support Agreement with the Company and the Sponsor (the “DIH Agreement” and together with the Sponsor Agreement, the “Support Agreements”), pursuant to which the DIH Parties agreed, among other things, to vote all shares of DIH common stock beneficially owned by the DIH Parties in favor of each of the proposals at a meeting of the stockholders of DIH (the “DIH Meeting”) related to the Business Combination, and against any proposal that would impede the Business Combination. The DIH Parties also agreed not to transfer any shares of DIH common stock held by them during the period beginning on the date of the DIH Agreement and ending at the Effective Time (as defined in the Business Combination Agreement).

Amended and Restated Registration Rights Agreement and Lock-Up Agreement

At the Closing, New DIH, the Sponsor, certain investors and other holders of DIH capital stock (the “DIH Holders” and together with the Sponsor and the investors, the “Holders”) will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, New DIH will be obligated to file a registration statement to register the resale of certain securities of New DIH held by the Holders. The Amended and Restated Registration Rights Agreement also provides the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions. In addition, the Amended and Restated Registration Rights Agreement provides that each Holder shall not transfer any securities subject to the Amended and Restated Registration Rights Agreement until one year from the date of the Amended and Restated Registration Rights Agreement, subject to certain customary exceptions, or the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30 or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Facilities

Our executive offices are located at 4 Embarcadero Center Suite 1449, San Francisco, California 94105. The cost for this space is included in the up to $10,000 per-month aggregate fee to be paid to an affiliate of our sponsor for general and administrative services commencing on the date of this Annual Report pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Cayman Islands that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares, Public Warrants and Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent the material risks related to the Company, together with the other information contained in this Annual Report, before making a decision to invest in our securities. This Annual Report also contains forward-looking statements that involve risks and uncertainties. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Structure

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. While we have entered into a nonbinding letter of intent to consummate a business combination with a prospective target, we may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

Except as required by law, the decision as to whether we will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their public shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

There is substantial doubt about our ability to continue as a going concern.

We cannot assure you that our plans to consummate an initial business combination will be successful. We have determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should our initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our founder shares, we would need 461,562, or approximately 7.72% (assuming all issued and outstanding shares are voted and the sponsors do not acquire any Class A ordinary shares), of the 5,973,123 public shares sold outstanding as of the date of this Annual Report to be voted in favor of an initial business combination in order to have such initial business combination approved, assuming no resolution or other approval is required pursuant to Cayman Islands or other applicable law. Our initial shareholders own ordinary shares representing approximately 47% of our outstanding ordinary shares (not including the representative shares). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Unlike other blank check companies, we may extend the time to complete a business combination by up to six months without a shareholder vote or your ability to redeem your public shares.

As set forth in our Amended and Restated Memorandum and Articles of Association, we may extend the period of time to consummate a business combination (the “Combination Period”) up to six (6) times, each by an additional one (1) month (for a total of up to 18 months to complete a business combination from the time of our IPO) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith.

Following the approval of the Extension Amendment and the Trust Amendment at the Company’s Extraordinary General Meeting as described elsewhere in this Annual Report, the Company has the right to extend the Combination Period six (6) times for an additional one (1) month each time up to August 9, 2023 (i.e., the same 18 months from the consummation of the IPO), provided that the Extension Payment equal to the lesser of: (x) $135,000 or (y) $0.045 per public share multiplied by the number of public shares then outstanding, for each one-month extension is deposited into the Trust Account on or prior to the date of the same applicable deadline. On February 8, 2023, the first extension was effected following the deposit by the Sponsor of $135,000 into the trust account.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your public shares from us for cash, unless we seek shareholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least twenty (20) business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their public shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirements for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of public shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any public shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of public shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your public shares in the open market; however, at such time our public shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the exercise of your redemption rights until we liquidate or you are able to sell your public shares in the open market.

The requirement that we complete our initial business combination within prescribed time frame after the closing of the IPO may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame after the closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

The Articles provide that we must complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.10 per share, and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their public shares.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of public shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our public shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their public shares. The purpose of any such purchases of public shares could be to vote such public shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its public shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its public shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their public shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their public shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its public shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or public warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the Class A ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for up to 18 months (if we continue to extend the period of time to consummate a business combination), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

Of the net proceeds of the IPO, only $1,468,333 of cash was held outside of the trust account for the payment of offering costs and for working capital purposes. The funds available to us outside of the trust account may not be sufficient to allow us to operate for up to 18 months (if we continue to extend the period of time to consummate a business combination, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for up to 18 months (if we continue to extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our public shares price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their public shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.

As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemption could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The offering of our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their public shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. We may not hold an annual general meeting to appoint new directors prior to the consummation of our initial business combination.

Risks Related to Completing a Business Combination

The Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. However, the Company or DIH may waive one or more of the closing conditions without re-soliciting stockholder approval.

The completion of the Business Combination is subject to a number of conditions. The completion of the Business Combination is not assured and is subject to risks, including the risk that approval of the Business Combination by the Company stockholders is not obtained or that there are not sufficient funds in the Trust Account, in each case subject to certain terms specified in the Business Combination Agreement (as described under “The Business Combination Agreement — Conditions to Closing”), or that other Closing conditions are not satisfied. If the Company does not complete the Business Combination, the Company could be subject to several risks, including:

•	the parties may be liable for damages to one another under the terms and conditions of the Business Combination Agreement;

•

negative reactions from the financial markets, including declines in the price of the Company’s securities due to the fact that current prices may reflect a market assumption that the Business Combination will be completed; and

•	the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination.

However, the Business Combination is subject to satisfaction or waiver of the Closing conditions, including: (i) the Company shall not have redeemed shares of its common stock in an amount that would cause the Company to have less than $5,000,001 of net tangible assets, (ii) the required stockholder approval of stockholders of the Company shall have been obtained for the Business Combination, (iii) the required stockholder approval of stockholders of DIH shall have been obtained for the Business Combination, (iv) the common stock of New DIH to be issued in connection with the Business Combination shall have been approved for listing on the Nasdaq (which condition may be waived in writing by the parties), (v) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restriction or prohibition preventing the consummation of the transactions contemplated by the Business Combination Agreement being in effect, (vi) the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Business Combination becoming effective in accordance with the provisions of the Securities Act, no stop order being issued by the SEC and remaining in effect with respect to the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Business Combination, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (vii) the Company’s initial listing application with Nasdaq in connection with the Business Combination having been approved (subject to notice of issuance) and, immediately following the Effective Time, the Company having satisfied any applicable initial and continuing listing requirements of Nasdaq, and the Company having not received any notice of non-compliance therewith that has not been cured prior to, or would not be cured at or immediately following the Effective Time, and shares of the Company Common Stock having been approved for listing on Nasdaq.

The parties to the Business Combination Agreement may waive any of the conditions to its obligation to close the Business Combination Agreement and the Company, DIH and Merger Sub may together waive the conditions to all of the parties’ obligations, in whole or in part, to the extent legally allowed. In the event of a waiver of a condition, the Company’s Board will evaluate the materiality of any such waiver to determine whether amendment of this proxy statement/prospectus and re-solicitation of proxies is necessary. In the event that the Company’s Board determines any such waiver is not significant enough to require re-solicitation of its stockholders, it will have the discretion to complete the Business Combination without seeking further stockholder approval.

Our consummation of the Business Combination, and DIH or any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete the Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts the Business Combination or search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate the Business Combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Past information regarding performance, or businesses associated with our management team or businesses associated with them is presented for informational purposes only. The past performance of our management team or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation or governmental investigations unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in past have been, and may in the future continue to be, involved in civil disputes and litigation and governmental investigations relating to their business affairs unrelated to our company which may progress. Given our management’s extensive involvement in regulated industries, those civil disputes, litigation and governmental investigations could involve FINRA, SEC and/or state regulatory bodies and could result in settlements where parties are named publicly. Any such claims, investigations or settlements may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their public shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in the Articles. Any such issuances would dilute the interest of our shareholders and likely present other risks.

The Articles authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 479,497,000 and 44,950,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in the Articles. There are no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although the Articles will provide that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares, for no additional consideration, at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in the Articles. However, the Articles will provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of the Articles, like all provisions of the Articles, may be amended with the approval of our shareholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to the Articles (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of ordinary shares if preference shares is issued with rights senior to those afforded our ordinary shares;

•

could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their public shares.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) after the closing of the IPO. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. The Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. Our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their public shares. Such shareholders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty off care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands’ law and we or our shareholders might have a claim again such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

The net proceeds from our Initial Public Offering, the underwriters’ over-allotment option exercise, and the sale of the Private Warrants provided us with proceeds that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities. which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Risks Related to Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose or increase quotas or tariffs on certain imports. Such import quotas or tariffs may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies across the Asia-pacific region differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future predominant regional economies experience a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in the Asia-pacific region are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in the Asia-pacific region are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in the Asia-pacific region have experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Risks Related to our Securities

We may issue our public shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our public shares at that time.

In connection with our initial business combination, we may issue ordinary shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.10. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the ordinary shares we issue may therefore be less, and potentially significantly less, than the market price for our public shares at such time.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our public shares price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities, of which at least half of such round lot holders must own Class A ordinary shares valued at a minimum of $2,500. We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares, warrants and rights are listed on Nasdaq, our units, Class A ordinary shares, warrants and rights are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their Class A ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their public shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our Class A ordinary shares may decline during this time and you may not be able to sell your securities when you wish, even while other shareholders that did not seek redemption may be able to sell their securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of our ordinary shares purchasable upon exercise of a warrant.

We may amend the terms of the rights in a manner that may be adverse to holders of rights with the approval by the holders of at least 50% of the then outstanding rights. As a result, the number of our Class A ordinary shares purchasable upon exercise of a right could be decreased, all without your approval.

Our rights have been issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding rights to make any change that adversely affects the interests of the registered holders of rights. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 50% of the then outstanding rights is unlimited, examples of such amendments could be amendments to, among other things, decrease the number of our ordinary shares purchasable upon exercise of a right.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of Class A ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such Class A ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the date of this Annual Report, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

The Articles do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their public shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their public shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any Class A ordinary shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending the Articles prior to the completion of the initial business combination (other than in connection with an amendment that would only be effective upon completion of the initial business combination in which case only approval of a majority of holders of our ordinary shares would be required) will require the approval of holders of at least 50% of our ordinary shares, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, the Articles require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to the Articles (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

Our initial shareholders, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to the Articles to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We have issued unsecured promissory notes to certain related parties and will likely enter into similar arrangements with such parties in the future.

On February 8, 2023, we issued the Extension Note in the amount of $135,000 to the Sponsor, in exchange for the Sponsor depositing Initial Extension Payment in order to extend Combination Period by one (1) month from February 9, 2023 to March 9, 2023. The Extension Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated or liquidation and (ii) August 31, 2023. Repayment of the Extension Note shall be made no later than twenty (20) business days following the closing of our initial business combination. In connection with the issuance of the Extension Note, certain existing investors in the Sponsor received convertible notes issued by the Sponsor, whereby, at the election of the noteholders and only if we consummates the initial business combination, a noteholder may convert the principal outstanding under the respective note into Class A ordinary shares of the Company at a price of $10.00 per share.

In addition, we issued the Working Capital Note in the amount of $90,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in our working capital account, in order to provide us with additional working capital. The Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which our initial business combination is consummated and (ii) the date of the liquidation.

On March 3, 2023, the Company issued the Second Extension Note to the Sponsor, with a principal amount equal to $810,000.00. The Second Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. Advances under the Second Extension Note are for the purpose of making Extension Payments and repaying the Sponsor or any other person with respect to funds loaned to the Company for the purpose of paying Extension Payments, including the Initial Extension Payment. On March 7, 2023, pursuant to the Second Extension Note, the Sponsor delivered to the Sponsor a written request to draw down $135,000.00 for the second month of the Extension. Upon this written request, the Sponsor deposited $135,000.00 to the Company’s Trust Account on March 8, 2023 in order to extend the Combination Period by one (1) month from March 9, 2023 to April 9, 2023.

On April 6, 2023, pursuant to the Second Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the third month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on April 6, 2023 in order to extend the Combination Period by one (1) month From April 9, 2023 to May 9, 2023.

In addition, the Company issued the Second Working Capital Note in the amount of $100,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Second Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

The Extension Notes and the Working Capital (collectively, the “Notes”) were issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. If any convertible notes issued by the Sponsor are converted by their holders, our shareholders will incur additional dilution. We may issue notes similar to the Notes as we require additional time to consummate the Business Combination or if we require additional working capital. To the extent any future notes are convertible into our equity securities, you will incur further dilution.

Certain agreements related to the IPO may be amended without shareholder approval.

Each of the agreements related to our IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement warrants purchase agreement between us and our sponsor; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us and our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase ordinary shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our rights and warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our rights and warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share,” under certain circumstances our public shareholders may receive less than $10.10 per share upon the liquidation of the trust account.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International

Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own ordinary shares representing approximately 46% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to the Articles and approval of major corporate transactions.

Other than as disclosed in this Annual Report, neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)

we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting, specifically those surrounding accrued expenses and accounting for complex financial instruments, inappropriate segregation of duties around the Company’s financial reporting and insufficient management review around the Company’s financial reporting. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A ordinary shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by the Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Dentons, Dinner Martin Attorneys, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in the Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

The Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions may include three-year director terms, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The provisions of the Articles that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend the Articles and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. The Articles will provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in the Articles or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 50% of our ordinary shares. Should our sponsor vote all its founder shares in favor of any such amendment, we would require 461,562 of the public shares issued in the IPO to be voted in favor of any such amendment for its approval (assuming no exercise of the underwriters’ overallotment option and no purchase by our sponsor or its affiliates of public shares in the IPO or thereafter). We may not issue additional securities that can vote on amendments to the Articles. Our initial shareholders, which collectively beneficially own approximately 46% of our ordinary shares, will participate in any vote to amend the Articles and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of the Articles which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of the Articles.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early state company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against or to investigate and remediate any vulnerability to cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in “Taxation-United States Federal Income Tax Considerations-Passive Foreign Investment Company Rules”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to their Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Our executive offices are located at 4 Embarcadero Center, Suite 1449, San Francisco, California 94105. The cost for this space is included in the up to $10,000 per-month aggregate fee to be paid to an affiliate of our Sponsor for office space, utilities and secretarial and administrative support pursuant to a letter agreement between us and our Sponsor. We believe, based on rents and fees for similar services in the Cayman Islands that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A ordinary shares, warrants and rights are listed on the Nasdaq Global Markets (“Nasdaq”) under the symbols “ATAKU,” “ATAK,” “ATAKW” and “ATAKR,” respectively.

Holders

As of April 14, 2023, there were one holder of record of our Units, two holders of record of our Class A ordinary shares, one holder of record of our Public Warrants and one holder of record of our Rights.

Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 7, 2021, we issued an aggregate of 5,750,000 founder shares to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.0043 per share, in connection with our organization. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Due to the underwriters partial exercise of the over-allotment option, our Sponsor forfeited 700,000 founder shares back to the Company. As a result, our Sponsor currently has 5,050,000 Founder Shares.

On February 9, 2022, we consummated our IPO of 20,200,000 Units, such Units offered at a price to the public of $10.00 per share, generating gross proceeds of $202,000,000. Maxim Group LLC acted as sole book-running manager and Ladenburg Thalmann & Co. Inc. (“Ladenburg”) acted as co-manager of the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-261753) which was declared effective by the Securities and Exchange Commission on February 7, 2022.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 6,470,000 Private Warrants at a price of $1.00 per Private Warrant, generating gross proceeds of $6,470,000. The Private Warrants were sold to our Sponsor. The Private Warrants are identical to the Public Warrants sold in the IPO as part of the Units, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or its permitted transferees. Our sponsor has agreed not to transfer, assign or sell any of the Private Warrants purchased in the Private Placement (and the securities underlying the Private Warrants), except to certain permitted transferees, until 30 days after the consummation of the Company’s initial business combination. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the IPO and the sale of the Private Warrants in the Private Placement, an aggregate amount of $204,020,000 has been placed in the trust account established in connection with the IPO. In addition, $1,468,333 of cash was held outside of the trust account established in connection with the IPO, which is available for the payment of offering costs and for working capital purposes.

Transaction costs related to the consummation of the IPO on February 9, 2022, amounted to $29,192,787, consisting of $2,525,000 of underwriting fee, $7,070,000 of deferred underwriting fees, over-allotment option liability of $258,440, $3,030,000 for issuance of representative shares, $15,596,420 fair value of rights underlying the Units, and $712,927 of actual offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

At December 31, 2022, we had cash of $191,103, prepaids of $284,597, cash and marketable securities held in the Trust Account of $206,879,903, current liabilities of $437,158, deferred underwriting commission payable of $7,070,000 and $589,420 of warrant liabilities. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 6, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income and gains on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2022, we had net income of $6,604,155, which consists of formation and operating expenses of $1,705,315, offset by a gain of $5,191,127 for the change in fair value of the warrant liability, a gain of $258,440 on the extinguishment of the over-allotment option liability, and a gain of $2,859,903 for earnings on marketable securities held in the Trust Account. Formation and operating expenses of $1,705,315 consist $557,565 legal and accounting expenses, of a $516,746 allocation of offering costs related to the establishment of the Public Warrant liability, $412,591 insurance expense amortization, $150,516 administrative fees, $55,542 formation, general and administrative expenses, and $12,356 advertising and marketing expenses,

For the year ended December 31, 2021, we had net loss of $9,963, which consists of formation and operating expenses of $9,963.

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

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 6,470,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,470,000. The Private Placement Warrants were sold to our Sponsor. The Private Placement Warrants are identical to the Public Warrants sold in the IPO as part of the Units, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or its permitted transferees.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of 206,879,903 consisting of money market funds which invest U.S. Treasury securities. Earnings on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned on the Trust Account.

For the year ended December 31, 2022, net cash used in operating activities was $1,095,955. Net income of $6,604,155 was increased by offering costs allocation of $516,746 and an increase in accounts payable and accrued expenses of $377,211, and reduced by a change in the fair value of our warrant liability of $5,191,127, earnings on marketable securities held in Trust Account of $2,859,903, gain on extinguishment of the over-allotment liability of $258,440, an increase in prepaid assets of $284,597.

For the period from August 6, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1. Net loss of $9,963 was increased by a $17 payment of advertising and marketing costs made by the Sponsor on behalf of the Company and an increase in accounts payable and accrued expenses of $9,947.

For the year ended December 31, 2022 and for the period from August 6, 2021 (inception) through December 31, 2021, net cash used in investing activities was $204,020,000 and $0 for our investment in the Trust Account, respectively.

For the year ended December 31, 2022, net provided by financing activities was $205,641,685 primarily from the sale of the Units and Private Placement Warrants in the amount of $208,470,000. This was offset by the $242,801 repayment of a related party promissory note, and payment of offering costs of $2,985,514.

For the period from August 6, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $65,372 primarily from $150,000 proceeds from the promissory note offset by payment of offering costs of $84,628.

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

As of December 31, 2022, we had cash of $191,103 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with initial business combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrant at a price of $1.00 per private placement warrant, at the option of the lender. The private placement warrants would be identical to the Private Placement Warrants.

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

Off-balance sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on February 9, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

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

Warrant Liabilities

We account for the warrants underlying the Units and the private placement warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the private placement warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the public warrant value is based on the public trading value. The Company utilized the Black Scholes Merton simulation model to value the private placement warrants as of December 31, 2022.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 6,470,000 private placement warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this our disclosure controls and procedures were not effective due to a material weaknesses in our internal control over financial reporting, specifically those surrounding accrued expenses and accounting for complex financial instruments, inappropriate segregation of duties around the Company’s financial reporting and insufficient management review around the Company’s financial reporting. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Remediation Activities

Following the determination of these material weaknesses, we implemented a remediation plan to enhance our processes for identifying and appropriately applying applicable accounting requirements for complex financial instruments. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the period ended December 31, 2022 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Zachary Wang	35	Chief Executive Officer and Chairman
Cathryn Chen	34	Chief Financial Officer and Co-Vice Chairwoman
Yida Gao	32	Chief Operating Officer and Co-Vice Chairman
James C. Woolery	53	Director
Sam Yam	38	Independent Director
Max Baucus	81	Independent Director
Paul Asquith	74	Independent Director
Alec Hartman	37	Independent Director

Zachary Wang has served as our Chief Executive Officer and Chairman of our board of directors since August 2021. Mr. Wang founded Ascan Investments (“Ascan”), a New York-based single-family office and investment firm, in January 2020, where he acts as Founder and CEO. With Ascan, Mr. Wang focuses on high growth investments in the technology, real estate, and healthcare industries globally. Prior to Ascan, Mr. Wang was the Director of Investments, US Fund at Alpha Square Group, a New York based family office where he led investments in mid and late-stage private technology companies in the US and Asia from 2017—2019. During his tenure at Alpha Square, Mr. Wang’s investments include but are not limited to Digital Ocean (NYSE: DOCN), SoFi (NASDAQ: SOFI), Boxed (NYSE: BOXD) (SPAC acquisition completed in 2021 at $900m valuation), Netskope (last raised Series H financing at $7.5bn valuation) and TradeShift (recently raised pre-IPO financing at $2.7bn valuation). In 2016, Mr. Wang worked at ZZ Ventures, a prominent Chinese asset manager based in Silicon Valley, where he helped launch of the firm’s venture investment platform and make the fund’s first investments in companies such as Ripple Labs and Addepar. Mr. Wang has also held positions with several prominent financial institutions and financial services firms, including tech-focused growth and buyout private equity fund Rho Ventures, the FinTech investment banking division of Macquarie Group, M&A management consulting at Ernst & Young, and corporate development at PNC Bank. He received his MBA from Columbia Business School and a Bachelors in Finance from Ohio State University. We believe Mr. Wang is well qualified to serve as our Chief Executive Officer and Chairman of our Board of Directors due to his extensive experience in evaluating and investing in technology companies in the US, Europe and Asia.

Cathryn Chen has served as our Chief Financial Officer since April 2023 and as Co-Vice Chairwoman of the board of directors since August 2021. Ms. Chen previously served as Chief Operating Officer from August 2021 to April 2023. Ms. Chen is the Managing Director of MarketX Ventures, a venture capital firm focused on growth to stage technologies investments, and the Founder & CEO of MarketX Inc., a fintech company with the mission to revolutionize the private markets. Founded in March 2015, MarketX Inc. is backed by 12 technology founder & CEOs and has completed over $250M in primary and secondary pre-IPO transactions. In 2020, she launched MarketX Ventures, a growth to late-stage focused venture fund, backed by technology executives such as the founders of Thrasio and Patreon. Prior to founding MarketX, Ms. Chen worked as an investment banker with prominent investment banks including Deutsche Bank, NM Rothschild, and JP Morgan in London, New York, and Hong Kong. During her investment banking career, Ms. Chen was involved with dozens of IPOs, M&As, and private placements including Alibaba, Omada Health, and Twitter. Since founding MarketX Ventures, Ms. Chen has worked with and is currently advising over 200 family offices globally. MarketX has invested in and transacted with a few dozen pre-IPO companies in the US, China, and Europe, with an aggregate market capitalization of over $500 billion. Previously, Ms. Chen was also an early employee with EverString Technology (“EverString”), an ad-tech company backed by Sequoia Capital & Lightspeed Partners that was later sold to ZoomInfo. Ms. Chen is a nextgen member of the Committee of 100, a non-profit organization (Ma founded the Committee of 100 with I.M. Pei and several other distinguished Chinese Americans in 1989 to give Chinese Americans a strong voice in U.S.-China relations and Asian American affairs). In 2008, Ms. Chen co-founded MoneyThink LA, a 501(c)3 non-profit that provides financial education to urban high school students around the nation. Its parent company, MoneyThink, received the

“Champions of change” award from then-President Barrack Obama in 2012. Ms. Chen received her Bachelor’s degree from UCLA and General Course, London School of Economics and Political Science. We believe Ms. Chen is well qualified to serve as our Chief Financial Officer and Co-Vice Chairwoman due to her outstanding investment experience for a broad range of technology companies and background in investing in technology companies worldwide.

Yida Gao has served as our Chief Operating Officer since April 2023 and as Co-Vice Chairman of the board of directors since August 2021. Mr. Gao previously served as Chief Financial Officer from August 2021 to April 2023. In June 2021, he founded and currently leads investments at Shima Capital, an early-stage venture capital fund backed by Digital Currency Group, Dragonfly Capital, Huobi Global, and other strategic investors. Shima Capital focuses on investments in the blockchain and cryptocurrency industries. From March 2016 to February 2021, Mr. Gao co-ran Struck Capital, an early-stage industry agnostic venture fund, and Divergence Digital Currency, a multi-strategy cryptocurrency hedge fund. From July 2015 to July 2017, Mr. Gao was a technology investor at New Enterprise Associates, one of the world’s largest venture capital funds with over $25 billion in assets under management, where he worked on deals that included DoorDash, OpenDoor, Wealthfront, and Mojo Vision. From June 2013 to July 2015, Mr. Gao was an investment banker with Morgan Stanley’s M&A group in New York City, where he helped execute over $15 billion in aggregate deal volume. Mr. Gao graduated Phi Beta Kappa from the Massachusetts Institute of Technology with degrees in math and computer science. We believe Mr. Gao is well qualified to serve as our Chief Operating Officer and our Co-Vice Chairman due to his extensive experience in investing in technology companies and his investment banking experience.

Sam Yam serves on our board of directors. Since May 2013, Mr. Yam has served as the Co-Founder and President of Patreon, a platform that funds content creators and artists through membership subscriptions from fans around the world. Patreon was recently valued at more than $4 billion through its latest Series F financing round, and its lead investors include Tiger Global Management, Wellington Management and New Enterprise Associates. Prior to Patreon, from 2019 to 2010, Mr. Yam co-founded and led AdWhirl, a mobile monetization platform which was acquired by AdMob, and later by Google. Mr. Yam is a YC Expert at Y Combinator and previously held engineering and product management positions at Google, Yahoo, and Stanford’s StartX. Mr. Yam graduated with a Bachelor’s of Science in Computer Science from Stanford. We believe Mr. Yam is well qualified to serve as one of our directors due to his background and a track record of investing in and working for technology companies.

Max Baucus serves on our board of directors. In 2014, U.S. President Barack Obama nominated him to be Ambassador of the United States of America to the People’s Republic of China, a position he held until 2017. Ambassador Baucus formerly served as the senior United States Senator from Montana from 1978 to 2014 and was Montana’s longest serving U.S. Senator. While in the Senate, Ambassador Baucus was Chairman and Ranking Member of the Senate Committee on Finance (the “Finance Committee”). As chairman of the Finance Committee, he was the chief architect of the Affordable Health Care Act (ACA) which was signed by President Barack Obama into law March 23, 2009. In addition, as chairman of the Finance Committee, Ambassador Baucus led the passage and enactment of the Free Trade Agreements with 11 countries. While serving on the Senate Agriculture Committee, he led in securing reauthorization of numerous farm bills. As a member of the Committee on Environment and Public Works, he guided many highway bills and other infrastructure legislation to passage as well as leading the passage of The Clean Air Act of 1990. Before his election to the U.S. Senate, Ambassador Baucus represented Montana in the U.S. House of Representatives from 1975 to 1978. Ambassador Baucus earned a Bachelor’s and Juris Doctor degree from Stanford University. Ambassador Baucus currently has a consulting business, Baucus Group LLC, and advises several tech and bio tech companies as well as engaging in numerous public speaking engagements. He and his wife have also founded a public policy institute at the University of Montana School of Law, The. Baucus Institute, which they are very active in the day-to-day operations of. We believe Mr. Baucus is well qualified to serve as one of our directors due to his extensive experience in domestic and international trade and legislative processes.

James C. Woolery serves on our board of directors. Mr. Woolery is currently a Founding Partner at Woolery & Co, a law and strategic advisory firm he founded in the fall of 2020. Prior to founding Woolery & Co, Mr. Woolery was head of the M&A, Corporate Governance and Shareholder Activism practice group of global law firm King & Spalding LLP, from May 2017 to September 2020, and was an attorney at Cravath, Swaine & Moore LLP from January 1994 to January 2011, including as a Senior Partner from January 2002 to January 2011, during which time he established and led Cravath’s Business Development and Strategy department, advising public company boards of directors on scores of completed mergers, spin-offs, joint ventures and LBOs, including the first ever public company M&A transaction between the U.S. and China with IBM’s historic sale of its Thinkpad Personal Computer business to Lenovo. Mr. Woolery then served as co-head of JPMorgan Chase’s North American mergers and acquisitions practice from January 2011 to February 2013. From February 2013 to January 2015, Mr. Woolery was Deputy Chairman, and later named chairman-elect and co-chair, of the Corporate Department of global law firm Cadwalader, Wickersham & Taft LLP, where he advised numerous companies on a variety of corporate issues, and was responsible for business development, strategy and external relations. From January 2015 to November 2016, Mr. Woolery was co-founder and principal of hedge fund Hudson Executive Capital, where he developed a friendly activist M&A strategy termed “Constructive Engagement”, that sought to create value in U.S. middle-market companies through constructive shareholder engagement and transactional expertise. Mr. Woolery holds a BA from Wake Forest University and a JD from the University of Kentucky. We believe Mr. Woolery is well qualified to serve as one of our directors due to his extensive experience in mergers and acquisitions and evaluating, structuring and negotiating complex international transactions.

Paul Asquith serves on our board of directors. Paul Asquith is the Gordon Y Billard Professor of Finance at M.I.T.’s Sloan School where he has been on the faculty for thirty-three years. He served for two of those years as Senior Associate Dean and another seven years as Chairman of Sloan’s Finance Group. He currently teaches Introduction to Corporate Finance but has also developed and taught three other courses at M.I.T.: Advanced Corporate Finance, Mergers and Acquisitions, and Security Design. He previously taught at Harvard University for ten years and at the University of Chicago. In addition, Professor Asquith spent sabbaticals at Duke University and Imperial College, London. He is the recipient of fifteen teaching awards from M.I.T., Harvard, and Duke. Professor Asquith received his Ph.D. from the University of Chicago. In 1985 he spent one semester at Salomon Brothers while on sabbatical from Harvard University. Professor Asquith was formerly a Director of Aurora National Life Assurance Company. He has advised many corporations including Citicorp, IBM, Merck, Morgan Guaranty, Price Waterhouse, Royal Bank of Canada, Salomon Brothers, Toronto Dominion Bank, and Xerox, and also served as an expert witness in both Federal Court and the Delaware Chancery Court. In 1992 Professor Asquith was elected a Research Associate of the National Bureau of Economic Research. He holds a BA in economics from Michigan State University as well as an AM and a Ph.D. in economics from the University of Chicago. We believe Professor Asquith is well qualified to serve as one of our directors due to his rich experience in academia and his broad business experience.

Alec Hartman serves on our board of directors. Alec is a seasoned technologist and entrepreneur with a track record of creating and exiting multiple companies. In June 2011 Mr. Hartman co-founded DigitalOcean, a Software as a Service cloud infrastructure and data center provider. DigitalOcean became a public company in 2021 with an initial public market capitalization of ~$5 billion USD. In 2012, Mr. Hartman founded the TechDay, an event series that operates in multiple markets around the world, where he served as CEO until 2017 when the business was sold to Continental Exhibitions. Mr. Hartman has served on the advisory team to the Estonian government in developing their e-residency program, as we all as on the Bermuda Tourism Board. Mr. Hartman has been a special guest of NASDAQ three times for bell ringing ceremonies and market commentary, and is regularly quoted in publications ranging from the Wall Street Journal to Money Magazine. As an avid car enthusiast, Mr. Hartman also collaborated with the NY International Auto Show to develop their wildly popular content series. In March 2020, Mr. Hartman founded Welcome Homes, a venture capital-backed company productizing new home construction direct-to-consumer. Mr. Hartman graduated from Emory University with a Bachelors in Political Science. We believe Mr. Hartman is well qualified to serve as one of our directors due to his extensive experience in evaluating and investing in technology companies.

Number and Terms of Office of Officers and Directors

We have eight directors. Our amended and restated memorandum and articles of association provide that the authorized number of directors may be changed only by resolution of the board of directors. Subject to the terms of any preference shares, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares entitled to vote generally in the appointment of directors, voting together as a single class. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Sam Yam, Max Baucus, Paul Asquith and Alec Hartman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on February 7, 2022, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating and corporate governance committee (“nominating committee”) and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors. Each of our committees is comprised entirely of independent directors.

Audit Committee

On February 7, 2022, we established an audit committee of the board of directors. Messrs. Asquith, Hartman and Yam will serve as members of our audit committee, and Mr. Asquith acts as chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Messrs. Asquith, Hartman and Yam meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined Mr. Asquith qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter on February 7, 2022, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

On February 7, 2022, we established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Hartman, Asquith and Yam serve as members of our compensation committee, all of whom are independent. Mr. Hartman serves as chair of the compensation committee.

We adopted a compensation committee charter on February 7, 2022, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $10,000 per month, for 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

On February 7, 2022, we established a nominating committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the nominating committee, all of whom must be independent. Messrs. Baucus, Asquith and Hartman serve as members of our nominating committee, all of whom are independent. Mr. Baucus serves as chair the nominating committee.

The nominating and corporate governance committee will consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees on February 7, 2022. A copy of our Code of Ethics and copies of our audit, nominating and compensation committee charters are attached as exhibits to this Annual Report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, we will provide a copy of the Code of Ethics without charge upon written request to us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Members of our management team do not have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the company. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) after the closing of the IPO. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time) after the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants (and the underlying Class A ordinary shares) will expire worthless. Our initial shareholders have agreed that the founder shares will be placed in an escrow account and will not be transferable or assignable until the earlier to occur of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except as described in the section titled “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Placement Warrants” contained in our prospectus dated February 7, 2022, incorporated by reference herein). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 30 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own ordinary shares, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our sponsor, and officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

We have engaged Woolery & Co. PLLC in connection with certain legal matters relating to the IPO and other corporate matters, and we intend to continue to engage Woolery & Co PLLC (along with Dentons US LLP) for general matters. Mr. James C. Woolery, one of our directors, is a founding partner at Woolery & Co.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict, and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances, what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by our shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Name of Individual	Name of Affiliated Company	Affiliation

Zachary Wang	ATAC Sponsor LLC	Co-Founder Chief Executive Officer Member
	ATAC Manager LLC	Manager Member
	Ascan Investments LLC	Sole Member
	FWS Family Office LLC	Sole Member
	FWS Family Office Management LLC	Sole Member
	213 Roosevelt Street LLC	Member
	FWS Pico Investment I LLC	Managing Member
	FWS Pico Investment II LLC	Sole Member of Managing Member
	FWS Pico Investment II GP LLC	Managing Founding Member

Cathryn Chen	ATAC Sponsor LLC	Co-Founder Chief Financial Officer
	ATAC Manager LLC	Manager Member
	MarketX Inc.	Founder and CEO
	MarketX Ventures LLC	Managing Director
	MarketX Securities LLC	Managing Director

Yida Gao	ATAC Sponsor LLC	Co-Founder Chief Operating officer Member
	ATAC Manager LLC	Manager Member
	Shima Capital Management LLC	Founder

Sam Yam	Patreon, Inc.	Co-Founder

Max Baucus	Baucus Group LLC	Managing Member

James C. Woolery	Woolery & Co PLLC	Founding Equity Partner
	7 Castles Ranch LLC	Partner
	King & Spalding LLP	Former Partner
	Adventure Farm Trust	Co-Trustee

Alec Hartman	Hartman Family Offices Inc,	President
	Welcome Building Corporation	Chief Executive Officer

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the letter agreement, to vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in the IPO or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These agreements may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty or have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these indemnity agreements and the directors’ and officers’ liability insurance are necessary to attract and retain talented and experienced officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Until consummation of an initial business combination, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, this arrangement is solely for our benefit and is not intended to provide any of our officers or directors with compensation in lieu of a salary. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Since our formation, we have not granted any share options or share appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 14, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Warrants as the warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
ATAC Sponsor LLC	5,050,000	46%
Zachary Wang(2)	5,050,000	46%
Cathryn Chen(2)	5,050,000	46%
Yida Gao(2)	5,050,000	46%
Sam Yam	—	—
Max Baucus	—	—
James C. Woolery	—	—
Paul Asquith	—	—
Alec Hartman	—	—
All directors and executive officers as a group (eight individuals)	5,050,000	46%

Other 5% or greater shareholders

(1)

Unless otherwise indicated, the business address of each of these entities and individuals is c/o Aurora Technology Acquisition Corp., 4 Embarcadero Center, Suite 1449, San Francisco, California 94105.

(2)

ATAC Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Zachary Wang, Cathryn Chen and Yida Gao are managing members of our sponsor. Consequently, each may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Each disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

The holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

The founder shares, private placement warrants, and any Class A ordinary shares issued upon exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our Sponsor, officers and directors. Our initial shareholders have agreed to place their founder shares will be placed in an escrow account and not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 30 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions.

In addition, the lock-up provisions of the insider letter provide that the founder shares and the private placement warrants, and any Class A ordinary shares issued upon exercise thereof are not transferable or salable until after the completion of our initial business combination. However, any such securities may be transferred or sold prior to the completion of our initial business combination (1) among the insiders, to our officers, directors, advisors and employees, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor,(2) to an insider’s affiliates or its members upon its liquidation, (3) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization, (4) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (5) in the case of an individual, pursuant to a qualified domestic relations order, (6) by private sales or transfers made at prices no greater than the price at which the securities were originally purchased, (7) by private sales at negotiated prices, which transfers are not effected until the consummation of an initial business combination, (8) in the event of our liquidation prior to the completion of our initial business combination; (9) by virtue of the Cayman Islands laws or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; (10) in the event of our liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination or (11) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clauses (8) through (11)) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and the escrow agreement, and by the same agreements entered into by our Sponsor with respect to such securities (including provisions relating to the escrow agreement, voting, the trust account and liquidation distributions described elsewhere in this Annual Report).

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Prior to or in Connection with Initial Public Offering

On August 7, 2021, we issued an aggregate of 5,750,000 founder shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.0043 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding ordinary shares upon completion of this offering (not including the 300,000 representative shares (or 345,000 representative shares if the underwriters’ over-allotment option is exercised in full). The founder shares (including the Class A ordinary shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) of an aggregate of 6,470,000 warrants (“Private Warrants”), at a price of $1.00 per Private Warrant, generating gross proceeds of $6,470,000. The Private Warrants are identical to the Public Warrants sold in the IPO as part of the Units, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or the Sponsor’s permitted transferees. The Sponsor has agreed not to transfer, assign or sell any of the Private Warrants purchased in the Private Placement (and the securities underlying the Private Warrants), except to certain permitted transferees, until 30 days after the consummation of the Company’s initial business combination. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We have entered into with an affiliate of our Sponsor, by which we pay a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 Class A ordinary shares if $1,500,000 of notes were so converted), at the option of the lender.

Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have entered into a registration rights agreement with respect to the Private Placement Warrants, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

We have entered into customary indemnity agreements with our executive officers and directors. See “Limitation on Liability and Indemnification of Officers and Directors” for more information

Transactions Following Initial Public Offering

We entered into three promissory notes with our Sponsor for the purpose of extending the Combination Period and receipt of additional working capital. See “Extension of Combination Period” for more information.

In General

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Policy

Our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a general meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a general meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•

Payment to an affiliate of our sponsor of $10,000 per month, for 12 months (or up to 18 months if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•

Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender.

Our audit committee reviews, on a quarterly basis any payments that were made to our sponsor, officers or directors, or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On April 29, 2022, we dismissed EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm, and on May 2, 2022, we appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm. The following is a summary of fees paid or to be paid to EisnerAmper and Marcum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by EisnerAmper for professional services rendered in connection with our Initial Public Offering for the period from August 6, 2021 (inception) through December 31, 2021 totaled $39,375. The aggregate fees billed by Marcum for professional services rendered in connection for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $88,065. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay EisnerAmper or Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from August 6, 2021 (inception) through December 31, 2021.

Tax Fees

We did not pay EisnerAmper or Marcum for tax planning and tax advice for the period from August 6, 2021 (inception) through December 31, 2022.

All Other Fees

We did not pay EisnerAmper or Marcum for other services for the period from August 6, 2021 (inception) through December 31, 2022.

Pre-Approval Policy

Because our audit committee was not formed until February 7, 2022, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)    The following documents are filed as part of this report:

(1)    Financial Statements:

(2)    Financial Statement Schedules:

None.

(b)    The following Exhibits are filed as part of this report:

Exhibit No.	Description

1.1	Underwriting Agreement dated February 7, 2022 between the Company and Maxim Group LLP, as representatives of the underwriters.*

2.1	Business Combination Agreement, dated as of February 26, 2023, by and among Aurora Technology Acquisition Corp., Aurora Technology Merger Sub Corp., and DIH Holding US, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

3.1	Amended and Restated Memorandum and Articles of Association.*

3.2	Amendment No. 1 to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023)

4.1	Description of securities***

4.2	Specimen Unit Certificate.**

4.3	Specimen Ordinary Share Certificate.**

4.4	Specimen Warrant Certificate.**

4.5	Specimen Rights Certificate.**

4.6	Warrant Agreement dated February 7, 2022 between Continental Stock Transfer & Trust Company and the Company.*

4.7	Rights Agreement dated January 11, 2022 between Continental Stock Transfer & Trust Company and the Company.*

10.1	Investment Management Trust Agreement dated February 7, 2022 between Continental Stock Transfer & Trust Company and the Company.*

10.2	Amendment No. 1 to Investment Management Trust Agreement dated February 6, 2023 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023)

10.3	Registration Rights Agreement dated February 7, 2022 between the Company and certain security holders.*

10.4	Administrative Services Agreement dated February 7, 2022 between the Company and ATAC Sponsor LLC.*

10.5	Form of Indemnification Agreement*

10.6	Private Placement Warrants Purchase Agreement dated February 7, 2022 between the Company and ATAC Sponsor LLC.*

10.7	Letter Agreement dated February 7, 2022 by and among the Company, its officers, its directors and ATAC Sponsor LLC.*

10.8	Promissory Note dated August 7, 2021, issued to ATAC Sponsor LLC**

10.9	Subscription Agreement dated August 7, 2021, between the Registrant and ATAC Sponsor LLC**

10.10	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2023).

10.11	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2023).

10.12	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

10.13	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

10.14	Sponsor Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., ATAC Sponsor LLC, and certain shareholders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.15	Stockholder Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., DIH Holding US, Inc., Aurora Technology Acquisition Corp., and certain stockholders (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.16	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

14	Code of Ethics.**

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2022.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-261753).
***	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18 day of April, 2023.

AURORA TECHNOLOGY ACQUISITION CORP.

By:	/s/ Zachary Wang
Name:	Zachary Wang
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zachary Wang	Chief Executive Officer and Chairman	April 18, 2023
Zachary Wang	(Principal Executive Officer)

/s/ Cathryn Chen	Chief Financial Officer and Co-Vice Chairwoman	April 18, 2023
Cathryn Chen	(Principal Financial and Accounting Officer)

/s/ Yida Gao	Chief Operating Officer and Co-Vice Chairman	April 18, 2023
Yida Gao

/s/ Paul Asquith	Director	April 18, 2023
Paul Asquith

/s/ Max Baucus	Director	April 18, 2023
Max Baucus

/s/ Alec Hartman	Director	April 18, 2023
Alec Hartman

/s/ James C. Woolery	Director	April 18, 2023
James C. Woolery

/s/ Sam Yam	Director	April 18, 2023
Sam Yam

AURORA TECHNOLOGY ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 274)	F-3

Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-4
Statements of Operations for year ended December 31, 2022 and for the period from August 6, 2021 (inception) through December 31, 2021	F-5
Statements of Changes in Stockholders’ (Deficit) Equity for year ended December 31, 2022 and for the period from August 6, 2021 (inception) through December 31, 2021	F-6
Statements of Cash Flows for year ended December 31, 2022 and for the period from August 6, 2021 (inception) through December 31, 2021	F-8
Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Aurora Technology Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Aurora Technology Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since
2022
.
New York,
New York
April 18, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Aurora Technology Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Aurora Technology Acquisition Corp. (the “Company”) as of December 31, 2021, and the related statements of operations, changes in shareholder’s equity, and cash flows for the period from August 6, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from August 6, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon its completion of the proposed initial public offering described in Note 3 to the financial statements. The Company has a working capital deficit as of December 31, 2021 and lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1, 3, 4 and 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as
evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our
opinion.
/s/ EisnerAmper LLP
We served as the Company’s auditor from 2021 to 2022.
EISNERAMPER LLP
New York, New York
February 1, 2022

AURORA TECHNOLOGY ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$191,103	$65,373
Prepaid expenses – current	284,597	—

Total current assets	475,700	65,373
Non-current assets:
Cash and marketable securities held in Trust Account	206,879,903	—
Deferred offering costs	—	307,402

Total non-current assets	206,879,903	307,402

Total Assets	$207,355,603	$372,775

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$387,158	$9,947
Accrued offering costs	50,000	104,990
Promissory note – related party	—	242,801

Total current liabilities	437,158	357,738
Non-current liabilities:
Warrant liabilities	589,420	—
Deferred underwriter fee payable	7,070,000	—

Total non-current liabilities	7,659,420	—

Total Liabilities	8,096,578	357,738
Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 500,000,000 shares authorized; 20,200,000 and no shares issued and outstanding subject to possible redemption at December 31, 2022 and 2021, at redemption value of $10.24 and $0 per share, respectively	206,879,903	—
Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 500,000,000 shares authorized; 303,000 and no shares issued and outstanding (excluding 20,200,000 and no shares subject to possible redemption) at December 31, 2022 and 2021, respectively	30	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,050,000 and 5,750,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	505	575
Additional paid-in capital	—	24,425
Accumulated deficit	(7,621,413)	(9,963)

Total Shareholders’ (Deficit) Equity	(7,620,878)	15,037

Total Liabilities and Shareholders’ (Deficit) Equity	$207,355,603	$372,775

The accompanying notes are an integral part of these financial statements.

F-
4

AURORA TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From August 6, 2021 (Inception) Through December 31, 2021
Formation and operating costs	$1,705,315	$9,963

Loss from operations	(1,705,315)	(9,963)

Other income:
Change in fair value of warrant liability	5,191,127	—
Gain on extinguishment of over-allotment liability	258,440	—
Dividend income on marketable securities held in Trust Account	2,859,903	—

Other income, net	8,309,470	—

Net income (loss)	$6,604,155	$(9,963)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,041,644	—
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.28	$—

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,315,282	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$0.28	$(0.00)

The accompanying notes are an integral part of these financial statements.

F-
5

AURORA TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A
	Ordinary Shares Subject to Possible Redemption		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance – January 1, 2022	—	$—	$—	$—	5,750,000	$575	$24,425	$(9,963)	$15,037
Issuance of Class A ordinary shares	20,200,000	174,013,413	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value at IPO	—	32,866,490	—	—	—	—	(18,650,885)	(14,215,605)	(32,866,490)
Forfeiture of Class B ordinary shares issued to Sponsor	—	—	—	—	(700,000)	(70)	70	—	—
Issuance of representative shares	—	—	303,000	30	—	—	3,029,970	—	3,030,000
Rights underlying the Units	—	—	—	—	—	—	15,596,420	—	15,596,420
Net income	—	—	—	—	—	—	—	6,604,155	6,604,155

Balance as of December 31, 2022	20,200,000	206,879,903	303,000	$30	5,050,000	$505	$—	$(7,621,413)	$(7,620,878)

The accompanying notes are an integral part of these financial statements.

F-
6

AURORA TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)
FOR THE PERIOD FROM AUGUST 6, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A
	Ordinary Shares Subject to Possible Redemption		Class A Temporary Equity		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of August 6, 2021 (inception)	—	—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	—	—	(9,963)	(9,963)

Balance as of December 31, 2021	—	—	—	$—	5,750,000	$575	$24,425	$(9,963)	$15,037

The accompanying notes are an integral part of these financial statements.

F-
7

AURORA TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From August 6, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,604,155	$(9,963)
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(2,859,903)	—
Allocation of deferred offering costs for warrant liability	516,746	—
Change in fair value of warrant liability	(5,191,127)	—
Gain on extinguishment of over-allotment liability	(258,440)	—
Payment of advertising and marketing costs by Sponsor	—	17
Changes in current assets and current liabilities:
Prepaid expenses	(284,597)	—
Accounts payable and accrued expenses	377,211	9,947

Net cash used in operating activities	(1,095,955)	1

Cash Flows from Investing Activities:
Dividends received from interest earned on marketable securities held in Trust Account	(204,020,000)	—

Net cash used in investing activities	(204,020,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares to Sponsor	202,000,000	—
Payment of underwriting fee	(2,525,000)	—
Proceeds from sale of Private Warrants	6,470,000	—
Proceeds from Promissory Note	—	150,000
Payment of Promissory Note	(242,801)	—
Payment of offering costs	(460,514)	(84,628)

Net cash p rovi ded by financing activities	205,241,685	65,372

Net Change in Cash	125,730	65,373
Cash - Beginning	65,373	—

Cash-Ending	$191,103	$65,373

Supplemental Disclosure of Non-cash Financing and Investing Activitie s:
Initial measurement of Class A ordinary shares subject to possible redemption	$174,013,413	$—

Initial measurement of public warrants and private placement warrants	$5,780,547	$—

Deferred underwriting fee payable	$7,070,000	$—

Remeasurement of Class A ordinary shares subject to possible redemption	$32,866,490	$—

Forfeiture of Founder Shares	$(70)	$—

Issuance of Representative Shares	$30	$—

Deferred offering costs included in accrued offering costs	$50,000	$104,990

Non-cash borrowings against the promissory note	$—	$92,801

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these financial statements.

F-
8

AURORA TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
Sponsor and Initial Financing
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Initial Public Offering was declared effective on February 7, 2022. On February 9, 2022, the Company consummated the Initial Public Offering of 20,200,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of
200,000 Units, at $10.00 per Unit, generating gross proceeds of $202,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,470,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ATAC Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,470,000, which is described in Note 4.
Transaction costs related to the consummation of the IPO on February 9, 2022, amounted to $29,192,787, consisting of $2,525,000 of underwriting fees, $
7,070,000
of deferred underwriting fees, over-allotment option liability of $
258,440
, $
3,030,000
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

F-
9

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
The Company has until of February 9, 2023 (or until August 9, 2023 if the company exercises its right to extend the Combination Period six (6) times for an additional one (1) month each time (see Note 10)), to complete its initial Business Combination; provided the Company may, by resolution of the board of directors if requested by the Sponsor, extend the period of time to consummate the initial Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete the Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (each three month period individually, an “Extension Period”) pursuant to the Company’s Amended and Restated Memorandum of Association. If the Company does not complete a Business Combination by such date (or such longer period as described above), the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. The Company’s “initial shareholders” (as defined below), have entered into a letter agreement with

F-
10

the Company, pursuant to which the initial shareholders have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. However, if any initial shareholders acquire Public Shares, such initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by February 9, 2023, or within any applicable Extension Period. As used herein, the term “initial shareholders” refers to the holders of Founder Shares prior to the IPO.
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
Liquidity and Going Concern
As of December 31, 2022, the Company had $191,103 in operating cash and working capital of $38,542.
The Company’s liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (see Note 5), and proceeds from the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has until February 9, 2023 (or until August 9, 2023 if the company exercises its right to extend the Combination Period six (6) times for an additional one (1) month each time (see Note 10)) to complete its initial Business Combination or else it will be subject to mandatory liquidation. conditions raise substantial doubt about the Company’s ability to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on market conditions, along with the ongoing conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The ongoing conflict in Ukraine—along with the responses of the governments of the United States, European Union (“EU”) member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union,

F-1
1

United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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

F-1
2

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
Following the closing of the Initial Public Offering on February 9, 2022, an amount of $204,020,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and is invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (unless extended) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 12 months from the closing of our initial public offering (unless extended), our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. As of December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. All of the investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

F-1
3

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
As of December 31, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$202,000,000
Less:
Proceeds allocated to public warrants	(3,521,870)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,079,620)
Fair value allocated to rights	(15,596,420)
Plus:
Proceeds allocated to private warrants	4,211,323
Re-measurement of Class A ordinary shares subject to possible redemption	32,866,490

Class A ordinary shares subject to possible redemption, December 31, 2022	$206,879,903

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, deferred tax assets and income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 6,470,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

F-1
4

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable
Class A ordinary shares, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of non-redeemable
Class A ordinary shares outstanding for the period. Nonredeemable Class A ordinary shares include the representative shares issued to Maxim at the closing of the initial public offering. For non-redeemable
Class B ordinary shares, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of non-redeemable
Class B ordinary shares outstanding for the period. Nonredeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share as of December 31, 2022 and 2021 (in dollars, except per share amounts):

	Twelve Months Ended December 31,
	2022	2021
Class A ordinary shares subject to possible redemption
Numerator: income attributable to Class A ordinary shares subject to possible redemption
Net income	$5,101,263	$—

Net income attributable to Class A ordinary shares subject to possible redemption	$5,101,263	$—

Denominator: weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,041,644	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.28	$—

Non-redeemable ordinary shares
Numerator: net income (loss)
Net income (loss)	$1,502,892	$(9,963)

Net income (loss) attributable to non-redeemable Class A and Class B ordinary shares	$1,502,892	$(9,963)

Denominator: weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,315,282	5,000,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.28	$(0.00)

Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

F-1
5

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

F-1
6

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

F-1
7

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
Promissory note-related party
On August 7, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. At the time of repayment, there was $242,801 outstanding under the Promissory Note. On February 9, 2022, the Company repaid the Sponsor for amounts outstanding under the Promissory Note. As of December 31, 2022, there were no amounts outstanding under the Promissory Note.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.
Administrative support agreement
Commencing on February 9, 2022, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and paid $110,000 and $0 in administrative support agreement expenses for the year ended December 31, 2022 and for the period from August 6, 2021 (inception) through December 31, 2021, respectively.
Affiliate investment in potential target
The Company was in discussions with a number of potential target companies. Through introductions by the Company, an affiliate of one of the Company’s directors invested in one potential target’s latest private fundraising round. The result of which benefited the Company through deeper discussions of a potential transaction. However, the Company did not enter into a business combination agreement with the aforementioned potential target.
NOTE 6. SHAREHOLDERS’ EQUITY
Preference shares
– The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.
Class
 A ordinary shares
– The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 303,000 and zero Class A ordinary shares issued and outstanding, respectively, excluding 20,200,000 and zero shares subject to possible redemption, respectively, as presented in temporary equity.
Class
 B ordinary shares
– The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 5,050,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

F-1
8

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
Rights
– Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive
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
Warrants
– Public Warrants may only be exercised for a whole number of Class A ordinary shares. No fractional warrants have been or will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless holders purchase at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

F-1
9

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

•
if, and only if, the last sale price of our ordinary shares equals or exceeds $
18.00
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

F-
20

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
The underwriters were paid a cash underwriting
fee
of $2,525,000 in the aggregate at the closing of the IPO. In addition, $0.35 per Unit, or $7,070,000 in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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

F-2
1

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
NOTE 9. FAIR VALUE MEASUREMENTS
At December 31, 2022 and 2021, the Company’s warrant liability was valued at $589,420 and $0, respectively. Under the guidance in ASC
815-40,
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
The following table presents fair value information as of December 31, 2022 and 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy.

The Company transferred the fair value of Public Warrants and Private Placement Warrants from a Level 3 measurement to a Level 1 and Level 2 measurement, respectively, during the twelve months ended December 31, 2022
. The measurement of the Public Warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ATAKW. The measurement of the Private Placement Warrants as of December 31, 2022 is classified as Level 2 as its value is derived from the directly observable quoted prices of the Public Warrants in active markets.

F-2
2

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance of public and private warrants	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(2,115,677)	(4,021,547)
Transfer of Public Warrants to Level 1 measurement	(1,616,000)	—	(1,616,000)
Transfer of Private Placement Warrants to Level 2 measurement	—	(143,000)	(143,000)

Level 3 derivative warrant liabilities at December 31, 2022	$—	$—	$—

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022. There were no fair value measurements as of December 31, 2021.

	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and marketable securities held in Trust Account	$206,879,903	$—	$—
Liabilities:
Public Warrants	$446,420	$—	$—
Private Placement Warrants	$—	$143,000	—
The following table presents the changes in the fair value of derivative warrant liabilities as of December 31, 2022 and 2021:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance	3,521,870	2,258,677	5,780,547
Change in fair value	(3,075,450)	(2,115,677)	(5,191,127)

Derivative warrant liabilities at December 31, 2022	$446,420	$143,000	$589,420

Initial Measurement
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

F-2
3

The key inputs into the Black Scholes Merton model were as follows at February 9, 2022:

Private Placement
Warrants

Ordinary share price	$9.08
Exercise price	$11.50
Risk-free rate of interest	1.80%
Volatility	9.43%
Term	5.99
Warrant to buy one share	$0.35
Dividend yield	0.00%
Subsequent Measurement
The Company values the Private Placement Warrants relative to the market prices of common stock and the Public Warrants, which are both actively traded on a public market. The valuation model for the Private Placement Warrants is a risk-neutral Monte Carlo simulation. As of December 31, 2022, the measurement of the Public Warrants were valued using an observable market quote in an active market under the ticker ATAKW.
The key inputs into the Monte Carlo simulation model were as follows at December 31, 2022:

Private Placement
Warrants

Ordinary share price	$10.23
Exercise price	$11.50
Risk-free rate of interest	3.94%
Volatility	0.00%
Term	5.50
Warrant to buy one share	$0.02
Dividend yield	0.00%
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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up
to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the below.
On February 3, 2023, the Company held an Extraordinary General Meeting held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), to approve (i) a special resolution to amend the Company’s Amended and Restated Articles of Association giving the Company the right to extend the Combination Period six (6) times for an additional one (1) month each time, from February 9, 2023 to August 9, 2023 (the “Extension Amendment”) and (ii) the proposal to approve the Trust Amendment (as defined below).

F-2
4

On February 6, 2023, the Company and Trustee entered into Amendment No. 1 to the Investment Management Trust Agreement, to allow the Company to extend the date by which it has to consummate a business combination (the “Combination Period”) six (6) times for an additional one (1) month each time from February 9, 2023 to August 9, 2023 by depositing into the Trust Account for each one-month
extension the lesser of: (x) $135,000 or (y) $0.045 per share multiplied by the number of public shares then outstanding (the “Trust Amendment”). A copy of the Trust Amendment is attached to this Current Report on Form
8-K
as Exhibit 10.1 and incorporated herein by reference. In addition, on February 6, 2023, the Company adopted the Extension Amendment, amending the Company’s Amended and Restated Articles of Association.
In connection with the vote to approve the Extension Amendment, the holders of 14,529,877 Class A ordinary shares, initially issued in the Company’s initial public offering (“Public Shares”), elected to redeem their Public Shares for cash at a redemption price of approximately $10.2769 per Public Share, for an aggregate redemption amount of approximately $149.3 million, leaving approximately $58.3 million in the Company’s trust account.
On February 8, 2023, the Company issued an unsecured promissory note (the “Extension Note”) in the amount of $135,000 to ATAC Sponsor LLC (the “Sponsor”), in exchange for the Sponsor depositing such amounts into the Company’s trust account in order to extend the amount of time the Company has available to complete a business combination (the “Extension”) by one (1) month from February 9, 2023 to March 9, 2023. The Notes does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated or liquidation and (ii) August 31, 2023. Repayment of the Extension Note shall be made no
later than twenty (20) business days following the closing of the Company’s initial business combination. In connection with the issuance of the Extension Note, certain existing investors in the Sponsor received convertible notes issued by the Sponsor, whereby, at the election of the noteholders and only if the Company consummates the initial business combination, a noteholder may convert the principal outstanding under the respective note into Class A ordinary shares of the Company at a price of $10.00 per share.
In addition, the Company issued an unsecured promissory note
(the “Working Capital Note”)
in the amount of $90,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital.
The Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of
(i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.
On February 26, 2023 (the “Signing Date”), Aurora Technology Acquisition Corp., a
Cayman
Islands
exempted company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing, as defined below) (“ATAK”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), among ATAK, Aurora Technology Merger Sub Corp., a Nevada corporation and a direct, wholly-owned subsidiary of ATAK (“Merger Sub”), and DIH Holding US, Inc., a Nevada corporation (“DIH”). ATAK and DIH are each individually referred to herein as a “Party” and, collectively, the “Parties.”
The Business Combination Agreement has been approved by the board of directors of each of ATAK and Merger Sub and DIH, respectively. The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.”
On March 3, 2023, the Company issued an unsecured promissory note to the Sponsor, with a principal amount equal to $810,000.00 (the “Second Extension Note”). The Second Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. Advances under the Second Extension Note are for the purpose of making payments to extend the Combination Period (“Extension Payments”) and repaying the Sponsor or any other person with respect to funds loaned to the Company for the purpose of paying Extension Payments, including the Extension Payment made in connection with the first extension.
On April 6, 2023, pursuant to the Second Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the third month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on April 6, 2023 in order to extend the Combination Period by one (1) month From April 9, 2023 to May 9, 2023.
In addition, the Company issued an unsecured promissory note (the “Second Working Capital Note”) in the amount of $100,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Second Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

F-2
5