Form 10-Q
period 2023-06-30
Aurora Technology Acquisition Corp.
filed 2023-08-21
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 18, 2023, 5,610,292 Class A ordinary shares, par value $0.0001 per share, and 5,050,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AURORA TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item1. Interim Financial Statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets:
Current assets:
Cash	$6,193	$191,103
Prepaid expenses	84,597	284,597
Total current assets	90,790	475,700
Non-current assets:
Marketable securities held in trust account	60,198,874	206,879,903
Total non-current assets	60,198,874	206,879,903
Total Assets	$60,289,664	$207,355,603

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$434,496	$30,132
Accrued expenses	1,781,983	357,026
Accrued offering costs	50,000	50,000
Promissory note – related party	850,000	—
Total current liabilities	3,116,479	437,158
Non-current liabilities:
Warrant liabilities	376,820	589,420
Deferred underwriting commissions	7,070,000	7,070,000
Total non-current liabilities	7,446,820	7,659,420
Total Liabilities	10,563,299	8,096,578

Commitments and Contingencies (Note 8)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 5,670,123 and 20,200,000 shares subject to redemption issued and outstanding, at redemption value of $10.62 and $10.24 per share, as of June 30, 2023 and December 31, 2022, respectively	60,198,874	206,879,903

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 303,000 shares issued and outstanding (excluding 5,670,123 and 20,200,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,050,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	505	505
Additional paid-in capital	—	—
Accumulated deficit	(10,473,044)	(7,621,413)
Total Shareholders’ Deficit	(10,472,509)	(7,620,878)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$60,289,664	$207,355,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Formation and Operating expense	$837,555	$193,673	$2,389,231	$991,071
Loss from operations	(837,555)	(193,673)	(2,389,231)	(991,071)

Other income:
Change in fair value of warrant liability	291,180	1,139,452	212,600	4,776,047
Gain on extinguishment of over-allotment liability	—	—	—	258,440
Dividend income on marketable securities held in Trust Account	697,219	253,141	1,966,104	253,141
Other income, net	988,399	1,392,593	2,178,704	5,287,628
Net income (loss)	$150,844	$1,198,920	$(210,527)	$4,296,557

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,670,123	20,200,000	8,800,870	15,847,514

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.05	$(0.01)	$0.20

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,353,000	5,353,000	5,353,000	5,276,939

Basic and diluted net loss per share, non-redeemable ordinary shares	$0.01	$0.05	$(0.01)	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class A		Class B		Additional
	Temporary Equity		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,200,000	$206,879,903	303,000	$30	5,050,000	$505	$—	$(7,621,413)	$(7,620,878)
Redemption of Class A ordinary shares	(14,529,877)	(149,322,133)	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	1,538,885	—	—	—	—	—	(1,538,885)	(1,538,885)
Net loss	—	—	—	—	—	—	—	(361,371)	(361,371)
Balance as of March 31, 2023 (unaudited)	5,670,123	$59,096,655	303,000	$30	5,050,000	$505	$—	$(9,521,669)	$(9,521,134)
Remeasurement of Class A ordinary shares to redemption value	—	1,102,219	—	—	—	—	—	(1,102,219)	(1,102,219)
Net income	—	—	—	—	—	—	—	150,844	150,844
Balance as of June 30, 2023 (unaudited)	5,670,123	$60,198,874	303,000	$30	5,050,000	$505	$—	$(10,473,044)	$(10,472,509)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class A		Class B
	Temporary Equity		Ordinary Shares		Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	5,750,000	$575	$24,425	$(9,963)	$15,037
Issuance of Class A ordinary shares	20,200,000	174,013,413	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	30,006,587	—	—	—	—	(18,650,885)	(11,355,702)	(30,006,587)
Forfeiture of Class B shares issued to Sponsor	—	—	—	—	(700,000)	(70)	70	—	—
Issuance of Representative Shares	—	—	303,000	30	—	—	3,029,970	—	3,030,000
Rights underlying the Units	—	—	—	—	—	—	15,596,420	—	15,596,420
Net income	—	—	—	—	—	—	—	3,097,637	3,097,637
Balance as of March 31, 2022 (unaudited)	20,200,000	$204,020,000	303,000	$30	5,050,000	$505	$—	$(8,268,028)	$(8,267,493)
Remeasurement of Class A ordinary shares to redemption value	—	253,141	—	—	—	—	—	(253,141)	(253,141)
Net income	—	—	—	—	—	—	—	1,198,920	1,198,920
Balance as of June 30, 2022 (unaudited)	20,200,000	$204,273,141	303,000	$30	5,050,000	$505	$—	$(7,322,249)	$(7,321,714)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2023
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(210,527)	$4,296,557
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(1,966,104)	(253,141)
Allocation of deferred offering costs for warrant liability	—	516,746
Change in fair value of warrant liabilities	(212,600)	(4,776,047)
Gain on extinguishment of over-allotment liability	—	(258,440)
Changes in current assets and current liabilities:
Prepaid expense	200,000	(566,336)
Accounts payable and accrued expenses	1,829,321	130,252
Net cash used in operating activities	(359,910)	(910,409)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(204,020,000)
Purchase of marketable securities held in Trust Account	(675,000)	—
Redemption of marketable securities held in Trust Account	149,322,133	—
Net cash used in investing activities	148,647,133	(204,020,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	202,000,000
Proceeds from sale Private Warrants	—	6,470,000
Payment of underwriting fee	—	(2,525,000)
Proceeds from promissory note – related party	850,000	—
Payment of promissory note – related party	—	(242,801)
Payment of deferred offering costs	—	(446,002)
Payment of redemption on Class A ordinary shares	(149,322,133)	—
Net cash provided by financing activities	(148,472,133)	205,256,197

Net Change in Cash	(184,910)	325,788
Cash – Beginning of the period	191,103	65,373
Cash – End of the period	$6,193	$391,161

Non-cash Investing Financing Activities:
Initial measurement of Class A ordinary shares subject to possible redemption	$—	$174,013,413
Initial measurement of public warrants and private placement warrants	$—	$5,780,547
Deferred underwriting fee payable	$—	$7,070,000
Remeasurement of Class A ordinary shares subject to possible redemption	$2,641,104	$30,259,728
Forfeiture of Representative Shares	$—	$(70)
Issuance of Representative Shares	—	30
Deferred offering costs included in accrued offering costs	$—	$64,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023

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

Sponsor and Initial Financing

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On February 3, 2023 in connection with its Extraordinary General Meeting held on February 3, 2023 (the “February Extraordinary General Meeting”), the Company and Continental Stock Transfer & Trust Company (the “Trustee”) entered into Amendment No. 1 to the Investment Management Trust Agreement dated February 7, 2022 to allow the Company to extend the date by which it has to consummate a business combination six times for an additional one month each time from February 9, 2023 to August 9, 2023, extending the Combination period up to 24 months, if applicable, by depositing into the Trust Account for each one-month extension the lesser of $135,000 or $0.045 per share multiplied by the number of public shares then outstanding. As of June 30, 2023, the Company exercised five of the one-month extensions, depositing a total of $675,000 into the Trust Account to fund the extensions.

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

The Company has until February 24, 2024, to complete its initial Business Combination, if we exercise out right to extend as approved in the Extraordinary General Meeting held on July 27, 2023; provided the Company, by resolution of the board of directors if requested by the Sponsor, extends the period of time to consummate the initial Business Combination up to six times, each by an additional one month (for a total of up to 24 months from the date of the Initial Public Offering to complete the Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (each one month period individually, an “Extension Period”) pursuant to the Company’s Amendment No. 1 to the Amended and Restated Memorandum of Association. If the Company does not complete a Business Combination by such date (or such longer period as described above), the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by August 9, 2023, or within any applicable Extension Period. The Company’s “initial shareholders” (as defined below) have entered into a letter agreement with the Company, pursuant to which the initial shareholders have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) if the Company fails to complete its initial Business Combination by August 9, 2023, or within any applicable Extension Period. However, if any initial shareholders acquire Public Shares, such initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by August 9, 2023, or within any applicable Extension Period. As used herein, the term “initial shareholders” refers to the holders of Founder Shares prior to the IPO.

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

Liquidity and Going Concern

As of June 30, 2023 and December 31, 2022, the Company had $6,193 and $191,103 in operating cash, respectively, and working capital (deficit) of $(3,025,689) and $38,542, respectively.

The Company’s liquidity needs up to June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (see Note 5), and proceeds from the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs and extension payments.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 19, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on February 9, 2022, an amount of $204,020,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and is invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO (with exercise of six one-month extensions) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering (with exercise of six one-month extensions), our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. As of June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. All of the investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On February 1, 2023, certain investors redeemed 14,529,877 shares of Class A ordinary shares for $149,322,133, resulting in a reduction to shares of Class A ordinary shares outstanding to 5,670,123. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of June 30, 2023, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$202,000,000
Less:
Proceeds allocated to public warrants	(3,521,870)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,079,620)
Fair value allocated to rights	(15,596,420)
Plus:
Proceeds allocated to private warrants	4,211,323
Redemption of Class A ordinary shares	(149,322,133)
Re-measurement of Class A ordinary shares subject to possible redemption	35,507,594
Class A ordinary shares subject to possible redemption, June 30, 2023	$60,198,874

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 6,470,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share subject to possible redemption and allocates the net income (loss) into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class A ordinary shares, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of non-redeemable Class A ordinary shares outstanding for the period. Non-redeemable Class A ordinary shares include the representative shares issued to Maxim at the closing of the initial public offering. For non-redeemable Class B ordinary shares, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,
	2023	2022
Class A ordinary shares subject to possible redemption
Numerator: income attributable to Class A ordinary shares subject to possible redemption
Net income attributable to Class A ordinary shares subject to possible redemption	$77,592	$947,763
Denominator: weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,670,123	20,200,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.01	0.05
Non-redeemable ordinary shares
Numerator: income attributable to non-redeemable Class A and Class B ordinary shares
Net income attributable to non-redeemable Class A and Class B ordinary shares	$73,252	$251,157
Denominator: weighted average non-redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,353,000	5,353,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.01	$0.05

	Six Months Ended June 30,
	2023	2022
Class A ordinary shares subject to possible redemption
Numerator: income attributable to Class A ordinary shares subject to possible redemption
Net (loss) income attributable to Class A ordinary shares subject to possible redemption	$(130,906)	$3,223,267
Denominator: weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,800,870	15,847,514
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	(0.01)	0.20
Non-redeemable ordinary shares
Numerator: income attributable to non-redeemable Class A and Class B ordinary shares
Net (loss) income attributable to non-redeemable Class A and Class B ordinary shares	$(79,621)	$1,073,290
Denominator: weighted average non-redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,353,000	5,276,939
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$(0.01)	$0.20

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On August 7, 2021, the Sponsor was issued 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Due to the underwriters’ partial exercise of the over-allotment option, the Sponsor forfeited 700,000 Founder Shares back to the Company. As a result, the Sponsor currently has 5,050,000 Founder Shares.

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

Promissory notes – related party

On August 7, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. At the time of repayment, there was $242,801 outstanding under the Promissory Note. On February 9, 2022, the Company repaid the Sponsor for amounts outstanding under the Promissory Note. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.

On February 8, 2023, the Company issued and drew fully against a promissory note in the amount of $90,000 to fund working capital needs (the “First Working Capital Note”). Additionally, on February 8, 2023, the Company issued a promissory note in the amount of $135,000 to fund the Company’s first extension payment (the “First Extension Note”), which has not been drawn against. On March 3, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Second Extension Note”). On each of March 7, 2023, April 6, 2023, May 5, 2023, and June 2, 2023, the Company drew $135,000, $540,000 in the aggregate, against the Second Extension Note to pay for each additional one-month extension. On April 6, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Second Working Capital Note”). On May 2, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Third Working Capital Note”). On June 14, 2023, the Company issued and drew fully against a promissory note in the amount of $20,000 to fund working capital needs (the “Fourth Working Capital Note” and together with the First Working Capital Note, the Second Working Capital Note and the Third Working Capital Note, collectively, the “Working Capital Notes”).

The First Extension Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated or liquidation and (ii) August 31, 2023. The Second Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. The Working Capital Notes do not bear interest, and mature (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

As of June 30, 2023, there was $310,000 and $540,000 outstanding ($850,000 in the aggregate) under the Working Capital Notes and Second Extension Note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative support agreement

Commencing on February 9, 2022, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and paid $30,000 and $60,000 in administrative support agreement expenses for the three and six months ended June 30, 2023. The Company has incurred and paid $30,000 and $50,000 in administrative support agreement expenses for the three and six months ended June 30, 2022.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preference shares-The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares- The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 303,000 Class A Ordinary Shares issued or outstanding, excluding 5,670,123 and 20,200,000 shares subject to possible redemption as presented in temporary equity as of June 30, 2023 and December 31, 2022, respectively.

Class B ordinary shares- The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 5,050,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

At June 30, 2023 and December 31, 2022, the Company’s warrant liability was valued at $376,820 and $589,420, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of June 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value The Company transferred the fair value of Public Warrants and Private Placement Warrants from a Level 3 measurement to a Level 1 and Level 2 measurement, respectively, in 2022. The measurement of the Public Warrants as of June 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ATAKW. The measurement of the Private Placement Warrants as of June 30, 2023 is classified as Level 2 as its value is derived from the directly observable quoted prices of the Public Warrants in active markets.

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)
Transfer of public warrants to Level 1 measurement	(1,616,000)	—	(1,616,000)
Level 3 derivative warrant liabilities as of March 31, 2022	—	527,952	527,952
Change in fair value	—	(280,952)	(280,952)
Level 3 derivative warrant liabilities as of June 30, 2022	—	247,000	247,000
Change in fair value	—	(118,000)	(118,000)
Level 3 derivative warrant liabilities as of September 30, 2022	—	129,000	129,000
Change in fair value	—	14,000	14,000
Transfer of Private Placement Warrants to Level 2 measurement	—	(143,000)	(143,000)
Level 3 derivative warrant liabilities as of December 31, 2022	—	—	—
Change in fair value	—	—	—
Level 3 derivative warrant liabilities as of March 31, 2023	$—	$—	$—
Change in fair value	—	—	—
Level 3 derivative warrant liabilities as of June 30, 2023	$—	$—	$—

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$60,198,874	$—	$—
Liabilities
Public Warrants	$284,820	$—	$—
Private Placement Warrants	$—	$92,000	$—

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022:

Assets
Cash and marketable securities held in trust account	$206,879,903	$—	$—
Liabilities
Public Warrants	$446,420	$—	$—
Private Placement Warrants	$—	$143,000	$—

The following table presents the changes in the fair value of derivative warrant liabilities as of June 30, 2023 and December 31, 2022:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Fair value at August 6, 2021 (inception)	—	—	—
Derivative warrant liabilities as of December 31, 2021	$—	$—	$—
Initial fair value at issuance	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)
Derivative warrant liabilities as of March 31, 2022	$1,616,000	$527,952	$2,143,952
Change in fair value	(858,500)	(280,952)	(1,139,452)
Derivative warrant liabilities as of June 30, 2022	$757,500	$247,000	$1,004,500
Change in fair value	(353,500)	(118,000)	(471,500)
Derivative warrant liabilities as of September 30, 2022	$404,000	$129,000	$533,000
Change in fair value	42,420	14,000	56,420
Derivative warrant liabilities as of December 31, 2022	$446,420	$143,000	$589,420
Change in fair value	58,580	20,000	78,580
Derivative warrant liabilities as of March 31, 2023	$505,000	$163,000	$668,000
Change in fair value	(220,180)	(71,000)	(291,180)
Derivative warrant liabilities as of June 30, 2023	$284,820	$92,000	$376,820

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

Subsequent Measurement

The Company values the Private Placement Warrants relative to the market prices of common stock and the Public Warrants, which are both actively traded on a public market. The valuation model for the Private Placement Warrants is a risk-neutral Monte Carlo simulation. As of June 30, 2023, the measurement of the Public Warrants was valued using an observable market quote in an active market under the ticker ATAKW.

The key inputs into the Monte Carlo simulation model were as follows at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Ordinary Share price	$10.62	$10.23
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.07%	3.94%
Volatility	0.00%	0.00%
Term	5.25	5.50
Warrant to buy one share	$0.01	$0.02
Dividend yield	0.00%	0.00%

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

On July 9, 2023, the Company extended the Combination Period from July 9, 2023 to August 9, 2023, by depositing $135,000 into the Trust Account on July 5, 2023.

On July 7, 2023, the Company issued an unsecured promissory note (the “Fifth Working Capital Note) in the amount of $100,000. The Fifth Working Capital Note does not bear interest, and matures upon the earlier of two days following the date on which the Company’s initial business combination is consummated or the date of the liquidation of the Company.

On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “July Extraordinary General Meeting”), to, among other things, approve (i) a special resolution to amend the amended and restated articles of association of the Company (the “Articles”) giving the Company the right to further extend the Business Combination Period six (6) times for an additional one (1) month each time, from August 9, 2023 to February 7, 2024 (the “Second Extension Amendment”) and (ii) the proposal to approve the Second Trust Amendment (as defined below). All proposals at the July Extraordinary General Meeting were approved by the shareholders of the Company. As such, the Company and Transfer Agent entered into Amendment No. 2 to the Investment Management Trust Agreement, to allow ATAK to extend the Business Combination Period six (6) times for an additional one (1) month each time from August 9, 2023 to February 9, 2024 by depositing into the Trust Account for each one-month extension the lesser of: (x) $135,000 or (y) $0.045 per share multiplied by the number of public shares then outstanding (the “Second Trust Amendment”). In addition, on July 27, 2023, the Company adopted the Second Extension Amendment, amending the Company’s Articles.

In connection with the vote to approve the Second Extension Amendment, the holders of 362,831 Class A Ordinary Shares elected to redeem their shares for cash at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of approximately $3.9 million, leaving approximately $56.7 million in the trust account.

On July 31, 2023, the Company issued an unsecured promissory note to the Sponsor, with a principal amount equal to $810,000 (the “Third Extension Note”). The Third Extension Note bears no interest and matures upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. Advances under the Third Extension Note are for the purpose of Extension Payments and repaying the Sponsor or any other person with respect to funds loaned to the Company for the purpose of paying Extension Payments.

On August 9, 2023, the Company extended the Combination Period from August 9, 2023 to September 9, 2023 by depositing $135,000 into the Trust Account on July 31, 2023.

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

At June 30, 2023, we had cash of $6,193, prepaids of $84,597, and cash held in a Trust Account of $60,198,874, current liabilities of $3,116,479, deferred underwriting commission payable of $7,070,000 and $376,820 of warrant liabilities. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 6, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $150,844, which consisted of formation and operating expenses of $837,555, offset by a gain on the change in fair value of the warrant liabilities of $291,180 and $697,219 of dividend income on marketable securities held in the Trust Account. For the three months ended June 30, 2022, we had net income of $1,198,920, which consists of formation and operating expenses of $193,673, offset by a gain of $1,139,452 for the change in fair value of the warrant liability and a gain of $253,141 for dividend income on marketable securities held in the Trust Account.

For the six months ended June 30, 2023, we had net loss of $210,527, which consists of formation and operating expenses of $2,389,231, offset by a gain on the change in fair value of the warrant liabilities of $212,600 and $1,966,104 of dividend income on marketable securities held in the Trust Account. For the six months ended June 30, 2022, we had net income of $4,296,557, which consists of formation and operating expenses of $991,071, offset by a gain of $4,776,047 for the change in fair value of the warrant liability, a gain of $258,440 on the extinguishment of the over-allotment option liability, and a gain of $253,141 for dividend income on marketable securities held in the Trust Account

Liquidity and Capital Resources

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

As of June 30, 2023, we had marketable securities held in the Trust Account of $60,198,874 consisting of money market funds which invest U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have not withdrawn any interest earned on the Trust Account.

For the six months ended June 30, 2023, net cash used in operating activities was $359,910. Net loss of $210,527 was increased by dividend income on marketable securities held in Trust Account of $1,966,104 and a change in the fair value of our warrant liability of $212,600, a decrease in prepaid assets of $200,000, and an increase in accounts payable and accrued expenses of $1,829,321.

For the six months ended June 30, 2023, net provided by investing activities was $148,647,133 consisting of $149,322,133 proceeds from the redemption of marketable securities held in the Trust Account offset by $675,000 purchases of marketable securities held in the Trust Account.

For the six months ended June 30, 2023, net used financing activities was $148,472,133 as a result of a $149,322,133 payment in connection with redemptions of Class A ordinary shares. This was offset by proceeds of $850,000 under promissory notes with related parties.

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

As of June 30, 2023, we had cash of $6,193 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrant at a price of $1.00 per private placement warrant, at the option of the lender. The private placement warrants would be identical to the Private Placement Warrants.

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

On February 8, 2023, the Company issued and drew fully against a promissory note in the amount of $90,000 to fund working capital needs (the “First Working Capital Note”). Additionally, on February 8, 2023, the Company issued a promissory note in the amount of $135,000 to fund the Company’s first extension payment (the “First Extension Note”), which has not been drawn against. On March 3, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Second Extension Note”). On each of March 7, 2023, April 6, 2023, May 5, 2023, and June 2, 2023, the Company drew $135,000, $540,000 in the aggregate, against the Second Extension Note to pay for each additional one-month extension. On April 6, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Second Working Capital Note”). On May 2, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Third Working Capital Note”). On June 14, 2023, the Company issued and drew fully against a promissory note in the amount of $20,000 to fund working capital needs (the “Fourth Working Capital Note” and together with the First Working Capital Note, the Second Working Capital Note and the Third Working Capital Note, collectively, the “Working Capital Notes”).

The First Extension Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated or liquidation and (ii) August 31, 2023. The Second Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. The Working Capital Notes do not bear interest, and mature (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

As of June 30, 2023, there was $310,000 and $540,000 outstanding ($850,000 in the aggregate) under the Working Capital Notes and Second Extension Note, respectively.

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

Warrant Liabilities

We account for the warrants underlying the Units and the private placement warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the private placement warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the public warrant value is based on the public trading value. The Company utilized the Black Scholes Merton simulation model to value the private placement warrants as of June 30, 2023.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 6,470,000 private placement warrants in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting, specifically those surrounding accrued expenses, accounting for complex financial instruments, inappropriate segregation of duties around the Company’s financial reporting, and insufficient management review around the Company’s financial reporting. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2023, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), as a result of our failure to file the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Form 10-Q for Q1”) with the Securities and Exchange Commission (the “Commission”). The Notice Letter stated that, under Nasdaq Listing Rules, we have 60 calendar days from the date of the Notice Letter to submit a plan to regain compliance and if Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of this Form 10-Q, or until November 20, 2023, to regain compliance. We filed the Form 10-Q for Q1 on May 25, 2023 to cure our filing deficiency and regain compliance with the Nasdaq Listing Rules. See “Part II. Item 5. Other Information” of this Quarterly Report on Form 10-Q for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On May 23, 2023, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), as a result of our failure to file the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Form 10-Q for Q1”) with the Securities and Exchange Commission (the “Commission”). The Notice Letter stated that, under Nasdaq Listing Rules, we have 60 calendar days from the date of the Notice Letter to submit a plan to regain compliance and if Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of this Form 10-Q, or until November 20, 2023, to regain compliance. We have filed the Form 10-Q for Q1 on May 25, 2023 to cure our filing deficiency and regain compliance with the Nasdaq Listing Rules.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 26, 2023, by and among Aurora Technology Acquisition Corp., Aurora Technology Merger Sub Corp., and DIH Holding US, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
3.1	Amendment to Amended and Restated Memorandum and Articles of Association (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2023)
3.2	Second Amendment to Amended and Restated Memorandum and Articles of Association (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2023)
10.1	Amendment No. 1, dated as of February 3, 2023, to the Investment Management Trust Agreement, dated as of February 7, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2023)
10.2	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 8, 2023)
10.3	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 8, 2023)
10.4	Sponsor Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., ATAC Sponsor LLC, and certain shareholders (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
10.5	Stockholder Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., DIH Holding US, Inc., Aurora Technology Acquisition Corp., and certain stockholders (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
10.6	Form of Amended and Restated Registration Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
10.7	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2023)
10.8	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2023)
10.9	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2023)
10.10	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2023)
10.11	Amendment No. 2, dated as of July 27, 2023, to the Investment Management Trust Agreement, dated as of February 7, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2023)
10.12	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of Aurora Technology Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 3, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA TECHNOLOGY ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Zachary Wang
	Name:	Zachary Wang
	Title:	Chief Executive Officer

Date: August 21, 2023	By:	/s/ Cathryn Chen
	Name:	Cathryn Chen
	Title:	Chief Financial Officer

