Form 10-Q
period 2023-09-30
Aurora Technology Acquisition Corp.
filed 2023-11-20
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 20, 2023, 5,610,292 Class A ordinary shares, par value $0.0001 per share, and 5,050,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AURORA TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item1. Interim Financial Statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets:
Current assets:
Cash	$28,943	$191,103
Prepaid expenses	26,118	284,597
Total current assets	55,061	475,700
Non-current assets:
Marketable securities held in trust account	57,481,369	206,879,903
Total non-current assets	57,481,369	206,879,903
Total Assets	$57,536,430	$207,355,603

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,980,439	$30,132
Accrued expenses	215,362	357,026
Accrued offering costs	50,000	50,000
Promissory note – related party	1,405,000	—
Total current liabilities	3,650,801	437,158
Non-current liabilities:
Warrant liabilities	441,300	589,420
Deferred underwriting commissions	7,070,000	7,070,000
Total non-current liabilities	7,511,300	7,659,420
Total Liabilities	11,162,101	8,096,578

Commitments and Contingencies (Note 8)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 5,307,292 and 20,200,000 shares subject to redemption issued and outstanding, at redemption value of $10.83 and $10.24 per share, as of September 30, 2023 and December 31, 2022, respectively	57,481,369	206,879,903

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 303,000 shares issued and outstanding (excluding 5,307,292 and 20,200,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,050,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	505	505
Additional paid-in capital	—	—
Accumulated deficit	(11,107,575)	(7,621,413)
Total Shareholders’ Deficit	(11,107,040)	(7,620,878)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$57,536,430	$207,355,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Formation and Operating expense	$479,300	$219,330	$2,868,531	$1,210,401
Loss from operations	(479,300)	(219,330)	(2,868,531)	(1,210,401)

Other income (loss):
Change in fair value of warrant liability	(64,480)	471,500	148,120	5,247,547
Gain on extinguishment of over-allotment liability	—	—	—	258,440
Gain on extinguishment of liability	314,248	—	314,248	—
Dividend income on marketable securities held in Trust Account	751,668	902,675	2,717,772	1,155,816
Other income, net	1,001,436	1,374,175	3,180,140	6,661,803
Net income	$522,136	$1,154,845	$311,609	$5,451,402

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,413,775	20,200,000	7,659,431	17,314,286

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.05	$0.02	$0.24

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,353,000	5,353,000	5,353,000	5,302,571

Basic and diluted net income per share, non-redeemable ordinary shares	$0.05	$0.05	$0.02	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class A		Class B		Additional
	Temporary Equity		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,200,000	$206,879,903	303,000	$30	5,050,000	$505	$—	$(7,621,413)	$(7,620,878)
Redemption of Class A ordinary shares	(14,529,877)	(149,322,133)	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	1,538,885	—	—	—	—	—	(1,538,885)	(1,538,885)
Net loss	—	—	—	—	—	—	—	(361,371)	(361,371)
Balance as of March 31, 2023 (unaudited)	5,670,123	$59,096,655	303,000	$30	5,050,000	$505	$—	$(9,521,669)	$(9,521,134)
Remeasurement of Class A ordinary shares to redemption value	—	1,102,219	—	—	—	—	—	(1,102,219)	(1,102,219)
Net income	—	—	—	—	—	—	—	150,844	150,844
Balance as of June 30, 2023 (unaudited)	5,670,123	$60,198,874	303,000	$30	5,050,000	$505	$—	$(10,473,044)	$(10,472,509)
Redemption of Class A ordinary shares	(362,831)	(3,874,172)	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	1,156,667	—	—	—	—	—	(1,156,667)	(1,156,667)
Net income	—	—	—	—	—	—	—	522,136	522,136
Balance as of September 30, 2023 (unaudited)	5,307,292	$57,481,369	303,000	$30	5,050,000	$505	$—	$(11,107,575)	$(11,107,040)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class A		Class B		Additional
	Temporary Equity		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	5,750,000	$575	$24,425	$(9,963)	$15,037
Issuance of Class A ordinary shares	20,200,000	174,013,413	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	30,006,587	—	—	—	—	(18,650,885)	(11,355,702)	(30,006,587)
Forfeiture of Class B shares issued to Sponsor	—	—	—	—	(700,000)	(70)	70	—	—
Issuance of Representative Shares	—	—	303,000	30	—	—	3,029,970	—	3,030,000
Rights underlying the Units	—	—	—	—	—	—	15,596,420	—	15,596,420
Net income	—	—	—	—	—	—	—	3,097,637	3,097,637
Balance as of March 31, 2022 (unaudited)	20,200,000	$204,020,000	303,000	$30	5,050,000	$505	$—	$(8,268,028)	$(8,267,493)
Remeasurement of Class A ordinary shares to redemption value	—	253,141	—	—	—	—	—	(253,141)	(253,141)
Net income	—	—	—	—	—	—	—	1,198,920	1,198,920
Balance as of June 30, 2022 (unaudited)	20,200,000	$204,273,141	303,000	$30	5,050,000	$505	$—	$(7,322,249)	$(7,321,714)
Remeasurement of Class A ordinary shares to redemption value	—	902,675	—	—	—	—	—	(902,675)	(902,675)
Net income	—	—	—	—	—	—	—	1,154,845	1,154,845
Balance as of September 30, 2022 (unaudited)	20,200,000	$205,175,816	303,000	$30	5,050,000	$505	$—	$(7,070,079)	$(7,069,544)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September
	2023	2022
Cash Flows from Operating Activities:
Net income	$311,609	$5,451,402
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(2,717,772)	(1,155,816)
Allocation of deferred offering costs for warrant liability	—	516,746
Change in fair value of warrant liabilities	(148,120)	(5,247,547)
Gain on extinguishment of over-allotment liability	—	(258,440)
Gain on extinguishment of liability	(314,248)	—
Changes in current assets and current liabilities:
Prepaid expense	258,479	(432,070)
Accounts payable and accrued expenses	2,122,892	81,275
Net cash used in operating activities	(487,160)	(1,044,450)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(204,020,000)
Purchase of marketable securities held in Trust Account	(1,080,000)	—
Redemption of marketable securities held in Trust Account	153,196,305	—
Net cash provided (used) in investing activities	152,116,305	(204,020,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	202,000,000
Proceeds from sale Private Warrants	—	6,470,000
Payment of underwriting fee	—	(2,525,000)
Proceeds from promissory note – related party	1,405,000	—
Payment of promissory note – related party	—	(242,801)
Payment of deferred offering costs	—	(446,002)
Payment of redemption on Class A ordinary shares	(153,196,305)	—
Net cash (used) provided by financing activities	(151,791,305)	205,256,197

Net Change in Cash	(162,160)	191,747
Cash – Beginning of the period	191,103	65,373
Cash – End of the period	$28,943	$257,120

Non-cash Investing Financing Activities:
Initial measurement of Class A ordinary shares subject to possible redemption	$—	$174,013,413
Initial measurement of public warrants and private placement warrants	$—	$5,780,547
Deferred underwriting fee payable	$—	$7,070,000
Remeasurement of Class A ordinary shares subject to possible redemption	$3,797,771	$31,162,403
Forfeiture of Representative Shares	$—	$(70)
Issuance of Representative Shares	—	30
Deferred offering costs included in accrued offering costs	$—	$64,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

AURORA TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023

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

Sponsor and Initial Financing

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “July Extraordinary General Meeting”), to, among other things, approve (i) a special resolution to amend the amended and restated articles of association of the Company (the “Articles”) giving the Company the right to further extend the Business Combination Period six (6) times for an additional one (1) month each time, from August 9, 2023 to February 7, 2024 (the “Second Extension Amendment”) and (ii) the proposal to approve the Second Trust Amendment (as defined below). All proposals at the July Extraordinary General Meeting were approved by the shareholders of the Company. As such, the Company and Transfer Agent entered into Amendment No. 2 to the Investment Management Trust Agreement, to allow ATAK to extend the Business Combination Period six (6) times for an additional one (1) month each time from August 9, 2023 to February 9, 2024 by depositing into the Trust Account for each one-month extension the lesser of: (x) $135,000 or (y) $0.045 per share multiplied by the number of public shares then outstanding (the “Second Trust Amendment”). In addition, on July 27, 2023, the Company adopted the Second Extension Amendment, amending the Company’s Articles. As of September 30, 2023, the Company exercised eight of the one-month extensions, depositing a total of $1,080,000 into the Trust Account to fund the extensions.

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

The Company has until February 9, 2024, to complete its initial Business Combination, if we exercise out right to extend as approved in the Extraordinary General Meeting held on July 27, 2023; provided the Company, by resolution of the board of directors if requested by the Sponsor, extends the period of time to consummate the initial Business Combination up to six times, each by an additional one month (for a total of up to 24 months from the date of the Initial Public Offering to complete the Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (each one month period individually, an “Extension Period”) pursuant to the Company’s Amendment No. 1 to the Amended and Restated Memorandum of Association. If the Company does not complete a Business Combination by such date (or such longer period as described above), the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by February 9, 2024, or within any applicable Extension Period. The Company’s “initial shareholders” (as defined below) have entered into a letter agreement with the Company, pursuant to which the initial shareholders have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) if the Company fails to complete its initial Business Combination by February 9, 2024, or within any applicable Extension Period. However, if any initial shareholders acquire Public Shares, such initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by February 9, 2024, or within any applicable Extension Period. As used herein, the term “initial shareholders” refers to the holders of Founder Shares prior to the IPO.

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

Liquidity and Going Concern

As of September 30, 2023 and December 31, 2022, the Company had $28,943 and $191,103 in operating cash, respectively, and working capital (deficit) of $(3,595,740) and $38,542, respectively.

The Company’s liquidity needs up to September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (see Note 5), and proceeds from the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs and extension payments.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 19, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on February 9, 2022, an amount of $204,020,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and is invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO (with exercise of six one-month extensions) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering (with exercise of six one-month extensions), our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. As of September 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. All of the investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On February 9, 2023, certain investors redeemed 14,529,877 shares of Class A ordinary shares for $149,322,133, resulting in a reduction to shares of Class A ordinary shares outstanding to 5,670,123. On July 28, 2023, certain investors redeemed 362,831 shares of Class A ordinary shares for $3,874,172, resulting in a reduction to shares of Class A ordinary shares outstanding to 5,307,292. Accordingly, at September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of September 30, 2023, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$202,000,000
Less:
Proceeds allocated to public warrants	(3,521,870)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,079,620)
Fair value allocated to rights	(15,596,420)
Plus:
Proceeds allocated to private warrants	4,211,323
Redemption of Class A ordinary shares	(153,196,305)
Re-measurement of Class A ordinary shares subject to possible redemption	36,664,261
Class A ordinary shares subject to possible redemption, September 30, 2023	$57,481,369

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 6,470,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class A ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class A ordinary shares outstanding for the period. Non-redeemable Class A ordinary shares include the representative shares issued to Maxim at the closing of the initial public offering. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,
	2023	2022
Class A ordinary shares subject to possible redemption
Numerator: income attributable to Class A ordinary shares subject to possible redemption
Net income attributable to Class A ordinary shares subject to possible redemption	$262,542	$912,921
Denominator: weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,413,775	20,200,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.05	0.05
Non-redeemable ordinary shares
Numerator: income attributable to non-redeemable Class A and Class B ordinary shares
Net income attributable to non-redeemable Class A and Class B ordinary shares	$259,594	$241,924
Denominator: weighted average non-redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,353,000	5,353,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.05	$0.05

	Nine Months Ended September 30,
	2023	2022
Class A ordinary shares subject to possible redemption
Numerator: income attributable to Class A ordinary shares subject to possible redemption
Net income attributable to Class A ordinary shares subject to possible redemption	$183,421	$4,173,309
Denominator: weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,659,431	17,314,286
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.02	0.24
Non-redeemable ordinary shares
Numerator: income attributable to non-redeemable Class A and Class B ordinary shares
Net income attributable to non-redeemable Class A and Class B ordinary shares	$128,188	$1,278,093
Denominator: weighted average non-redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,353,000	5,302,571
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.02	$0.24

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

Promissory notes – related party

On August 7, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. At the time of repayment, there was $242,801 outstanding under the Promissory Note. On February 9, 2022, the Company repaid the Sponsor for amounts outstanding under the Promissory Note. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.

On February 8, 2023, the Company issued and drew fully against a promissory note in the amount of $90,000 to fund working capital needs (the “First Working Capital Note”). Additionally, on February 8, 2023, the Company issued a promissory note in the amount of $135,000 to fund the Company’s first extension payment (the “First Extension Note”), which has not been drawn against. On March 3, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Second Extension Note”). On each of March 7, 2023, April 6, 2023, May 5, 2023, June 2, 2023, and July 5, 2023, the Company drew $135,000, $675,000 in the aggregate, against the Second Extension Note to pay for each additional one-month extension. On April 6, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Second Working Capital Note”). On May 2, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Third Working Capital Note”). On June 14, 2023, the Company issued and drew fully against a promissory note in the amount of $20,000 to fund working capital needs (the “Fourth Working Capital Note”). On July 7, 2023, the Company issued and subsequently on July 10, 2023, drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Fifth Working Capital Note”). On July 31, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Third Extension Note”). On each of July 31, 2023, and September 1, 2023, the Company drew $135,000, $270,000 in the aggregate, against the Third Extension Note to pay for each additional one-month extension. On September 1, 2023, the Company issued and drew fully against a promissory note in the amount of $50,000 to fund working capital needs (the “Sixth Working Capital Note” and together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, and the Fifth Working Capital Note collectively, the “Working Capital Notes”).

The First Extension Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated or liquidation and (ii) August 31, 2023. The Company did not draw funds against the First Extension Note. The Second Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. The Third Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. The Working Capital Notes do not bear interest, and mature (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

As of September 30, 2023, there was $460,000 and $945,000 outstanding ($1,405,000 in the aggregate) under the Working Capital Notes and Extension Notes, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative support agreement

Commencing on February 9, 2022, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and paid $30,000 and $90,000 in administrative support agreement expenses for the three and nine months ended September 30, 2023. The Company has incurred and paid $30,000 and $80,000 in administrative support agreement expenses for the three and nine months ended September 30, 2022.

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares-The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares- The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 303,000 Class A Ordinary Shares issued or outstanding, excluding 5,307,292 and 20,200,000 shares subject to possible redemption as presented in temporary equity as of September 30, 2023 and December 31, 2022, respectively.

Class B ordinary shares- The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 5,050,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will convert into Class A ordinary shares automatically at the time of a Business Combination, or at an earlier date at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

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

NOTE 9. FAIR VALUE MEASUREMENTS

At September 30, 2023 and December 31, 2022, the Company’s warrant liability was valued at $441,300 and $589,420, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of September 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value The Company transferred the fair value of Public Warrants and Private Placement Warrants from a Level 3 measurement to a Level 1 and Level 2 measurement, respectively, in 2022. The measurement of the Public Warrants as of September 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ATAKW. The measurement of the Private Placement Warrants as of September 30, 2023 is classified as Level 2 as its value is derived from the directly observable quoted prices of the Public Warrants in active markets.

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)
Transfer of public warrants to Level 1 measurement	(1,616,000)	—	(1,616,000)
Level 3 derivative warrant liabilities as of March 31, 2022	—	527,952	527,952
Change in fair value	—	(280,952)	(280,952)
Level 3 derivative warrant liabilities as of June 30, 2022	—	247,000	247,000
Change in fair value	—	(118,000)	(118,000)
Level 3 derivative warrant liabilities as of September 30, 2022	—	129,000	129,000
Change in fair value	—	14,000	14,000
Transfer of Private Placement Warrants to Level 2 measurement	—	(143,000)	(143,000)
Level 3 derivative warrant liabilities as of December 31, 2022	—	—	—
Change in fair value	—	—	—
Level 3 derivative warrant liabilities as of March 31, 2023	$—	$—	$—
Change in fair value	—	—	—
Level 3 derivative warrant liabilities as of June 30, 2023	$—	$—	$—
Change in fair value	—	—	—
Level 3 derivative warrant liabilities as of September 30, 2023	$—	$—	$—

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2023:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$57,481,369	$—	$—
Liabilities
Public Warrants	$333,300	$—	$—
Private Placement Warrants	$—	$108,000	$—

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022:

Assets
Cash and marketable securities held in trust account	$206,879,903	$—	$—
Liabilities
Public Warrants	$446,420	$—	$—
Private Placement Warrants	$—	$143,000	$—

The following table presents the changes in the fair value of derivative warrant liabilities as of September 30, 2023 and December 31, 2022:

	Public Warrants	Private Placement Warrants	Total Derivative Warrant Liability
Fair value at August 6, 2021 (inception)	—	—	—
Derivative warrant liabilities as of December 31, 2021	$—	$—	$—
Initial fair value at issuance	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(1,730,725)	(3,636,595)
Derivative warrant liabilities as of March 31, 2022	$1,616,000	$527,952	$2,143,952
Change in fair value	(858,500)	(280,952)	(1,139,452)
Derivative warrant liabilities as of June 30, 2022	$757,500	$247,000	$1,004,500
Change in fair value	(353,500)	(118,000)	(471,500)
Derivative warrant liabilities as of September 30, 2022	$404,000	$129,000	$533,000
Change in fair value	42,420	14,000	56,420
Derivative warrant liabilities as of December 31, 2022	$446,420	$143,000	$589,420
Change in fair value	58,580	20,000	78,580
Derivative warrant liabilities as of March 31, 2023	$505,000	$163,000	$668,000
Change in fair value	(220,180)	(71,000)	(291,180)
Derivative warrant liabilities as of June 30, 2023	$284,820	$92,000	$376,820
Change in fair value	48,480	16,000	64,480
Derivative warrant liabilities as of September 30, 2023	$333,300	$108,000	$441,300

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

Subsequent Measurement

The Company values the Private Placement Warrants relative to the market prices of ordinary share and the Public Warrants, which are both actively traded on a public market. The valuation model for the Private Placement Warrants is a risk-neutral Monte Carlo simulation. As of September 30, 2023, the measurement of the Public Warrants was valued using an observable market quote in an active market under the ticker ATAKW.

The key inputs into the Monte Carlo simulation model were as follows at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Ordinary Share price	$10.85	$10.23
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.55%	3.94%
Volatility	0.00%	0.00%
Term	5.25	5.50
Warrant to buy one share	$0.02	$0.02
Dividend yield	0.00%	0.00%

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

On October 9, 2023, the Company extended the Combination Period from October 9, 2023 to November 9, 2023 by depositing $135,000 into the Trust Account on October 2, 2023.

On October 24, 2023, the Company issued an unsecured promissory note (the “Seventh Working Capital Note”) in the amount of $75,000 to the Sponsor. The Seventh Working Capital Note does not bear interest, and matures upon the earlier of two days following the date on which the Company’s initial business combination is consummated or the date of the liquidation of the Company.

On November 9, 2023, the Company extended the Combination Period from November 9, 2023 to December 9, 2023 by depositing $135,000 into the Trust Account on November 3, 2023.

On November 17, 2023, the Company issued an unsecured promissory note (the “Eighth Working Capital Note”) in the amount of $50,000 to the Sponsor. The Eighth Working Capital Note does not bear interest, and matures upon the earlier of two days following the date on which the Company’s initial business combination is consummated or the date of the liquidation of the Company.

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

At September 30, 2023, we had cash of $28,943, prepaids of $26,118, and cash held in a Trust Account of $57,481,369, current liabilities of $3,650,801, deferred underwriting commission payable of $7,070,000 and $441,300 of warrant liabilities. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 6, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $522,136, which consisted of formation and operating expenses of $479,300, a loss on the change in fair value of the warrant liabilities of $64,480, offset by a gain on extinguishment of liabilities of $314,248 and $751,668 of dividend income on marketable securities held in the Trust Account. For the three months ended September 30, 2022, we had net income of $1,154,845, which consists of formation and operating expenses of $219,330, offset by a gain of $471,500 for the change in fair value of the warrant liability and a gain of $902,675 for dividend income on marketable securities held in the Trust Account.

For the nine months ended September 30, 2023, we had net income of $311,609, which consists of formation and operating expenses of $2,868,531, offset by a gain on the change in fair value of the warrant liabilities of $148,120, a gain on extinguishment of liabilities of $314,248, and $2,717,772 of dividend income on marketable securities held in the Trust Account. For the nine months ended September 30, 2022, we had net income of $5,451,402, which consists of formation and operating expenses of $1,210,401, offset by a gain of $5,247,547 for the change in fair value of the warrant liability, a gain of $258,440 on the extinguishment of the over-allotment option liability, and a gain of $1,155,816 for dividend income on marketable securities held in the Trust Account

Liquidity and Capital Resources

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

As of September 30, 2023, we had marketable securities held in the Trust Account of $57,481,369 consisting of money market funds which invest U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have not withdrawn any interest earned on the Trust Account.

For the nine months ended September 30, 2023, net cash used in operating activities was $487,160. Net loss of $311,609 was increased by dividend income on marketable securities held in Trust Account of $2,717,772, a change in the fair value of our warrant liability of $148,120, and a gain on extinguishment of a liability of $314,248, a decrease in prepaid assets of $258,479, and an increase in accounts payable and accrued expenses of $2,122,892.

For the nine months ended September 30, 2023, net provided by investing activities was $152,116,305 consisting of $153,196,305 proceeds from the redemption of marketable securities held in the Trust Account offset by $1,080,000 purchases of marketable securities held in the Trust Account.

For the nine months ended September 30, 2023, net used in financing activities was $151,791,305 as a result of a $153,196,305 payment in connection with redemptions of Class A ordinary shares. This was offset by proceeds of $1,405,000 under promissory notes with related parties.

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

As of September 30, 2023, we had cash of $28,943 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

On February 8, 2023, the Company issued and drew fully against a promissory note in the amount of $90,000 to fund working capital needs (the “First Working Capital Note”). Additionally, on February 8, 2023, the Company issued a promissory note in the amount of $135,000 to fund the Company’s first extension payment (the “First Extension Note”), which has not been drawn against. On March 3, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Second Extension Note”). On each of March 7, 2023, April 6, 2023, May 5, 2023, June 2, 2023, and July 5, 2023, the Company drew $135,000, $675,000 in the aggregate, against the Second Extension Note to pay for each additional one-month extension. On April 6, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Second Working Capital Note”). On May 2, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Third Working Capital Note”). On June 14, 2023, the Company issued and drew fully against a promissory note in the amount of $20,000 to fund working capital needs (the “Fourth Working Capital Note”). On July 7, 2023, the Company issued and subsequently on July 10, 2023, drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Fifth Working Capital Note”). On July 31, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Third Extension Note”). On each of July 31, 2023, and September 1, 2023, the Company drew $135,000, $270,000 in the aggregate, against the Third Extension Note to pay for each additional one-month extension. On September 1, 2023, the Company issued and drew fully against a promissory note in the amount of $50,000 to fund working capital needs (the “Sixth Working Capital Note”). On October 24, 2023, the Company issued and drew fully against a promissory note in the amount of $75,000 to fund working capital needs (the “Seventh Working Capital Note”). On November 17, 2023, the Company issued and drew fully against a promissory note in the amount of $50,000 to fund working capital needs (the “Eighth Working Capital Note” and together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, the Fifth Working Capital Note, the Sixth Working Capital Note, and the Seventh Working Capital Note, collectively, the “Working Capital Notes”).

The First Extension Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated or liquidation and (ii) August 31, 2023. The Company did not draw funds against the First Extension Note. The Second Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. The Third Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. The Working Capital Notes do not bear interest, and mature (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

As of September 30, 2023, there was $460,000 and $945,000 outstanding ($1,405,000 in the aggregate) under the Working Capital Notes and Extension Notes, respectively

Critical Accounting Policies

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

Warrant Liabilities

We account for the warrants underlying the Units and the private placement warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the private placement warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the public warrant value is based on the public trading value. The Company utilized the Black Scholes Merton simulation model to value the private placement warrants as of September 30, 2023.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 6,470,000 private placement warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of shares in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net earnings per ordinary share is calculated by dividing the net loss by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class A ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class A ordinary shares outstanding for the period. Nonredeemable Class A ordinary shares include the representative shares issued to Maxim at the closing of the initial public offering. For non-redeemable Class B ordinary shares, net earnings per share is calculated by dividing the net loss by the weighted average number of nonredeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting, specifically those surrounding accrued expenses, accounting for complex financial instruments, inappropriate segregation of duties around the Company’s financial reporting, and insufficient management review around the Company’s financial reporting. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to satisfy the continuing listing requirements of Nasdaq, such as the corporate governance, minimum closing bid price requirements, or shareholders’ equity or minimum closing bid price requirements, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair our shareholders’ ability to sell or purchase our securities. In the event of a delisting, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 26, 2023, by and among Aurora Technology Acquisition Corp., Aurora Technology Merger Sub Corp., and DIH Holding US, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
3.1	Amendment to Amended and Restated Memorandum and Articles of Association (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2023)
3.2	Second Amendment to Amended and Restated Memorandum and Articles of Association (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2023)
10.1	Amendment No. 1, dated as of February 3, 2023, to the Investment Management Trust Agreement, dated as of February 7, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2023)
10.2	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 8, 2023)
10.3	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 8, 2023)
10.4	Sponsor Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., ATAC Sponsor LLC, and certain shareholders (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
10.5	Stockholder Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., DIH Holding US, Inc., Aurora Technology Acquisition Corp., and certain stockholders (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
10.6	Form of Amended and Restated Registration Rights Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 27, 2023)
10.7	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2023)
10.8	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2023)
10.9	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2023)
10.10	Promissory Note to ATAC Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2023)
10.11	Amendment No. 2, dated as of July 27, 2023, to the Investment Management Trust Agreement, dated as of February 7, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2023)
10.12	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of Aurora Technology Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 3, 2023).
10.13	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of Aurora Technology Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 5, 2023).
10.14	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of Aurora Technology Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 24, 2023).
10.15	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of Aurora Technology Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 17, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA TECHNOLOGY ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Zachary Wang
	Name:	Zachary Wang
	Title:	Chief Executive Officer

Date: November 20, 2023	By:	/s/ Cathryn Chen
	Name:	Cathryn Chen
	Title:	Chief Financial Officer

