Form 10-K
period 2023-12-31
DIH HOLDING US, INC.
filed 2024-04-29
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from______to________

Commission File Number: 001-41250

DIH HOLDING US, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1624542
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

77 Accord Drive, Suite D-1 Norwell, MA	02061
(Address of principal executive offices)	(zip code)

(877) 944-2000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A Common Stock	DHAI	The Nasdaq Stock Market LLC
Warrants	DHAIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common stock of the Company on the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2023, was $63,434,566.

As of April 26, 2024, there were 40,544,935 shares of Class A Common Stock issued and outstanding.

DIH HOLDING US, INC.

FORM 10-K

BASIS OF PRESENTATION

DIH Holding US, Inc. (“DIH”) (formerly known as Aurora Technology Acquisition Corp. or “ATAK”) was a blank check company originally incorporated on August 6, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities. On February 7, 2022, the registration statement relating to an initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”). On February 9, 2022, ATAK consummated the IPO of 20,200,000 units at $10.00 per unit and the sale of 6,470,000 warrants at a price of $1.00 per private warrant in a private placement to ATAC Sponsor LLC (the “Sponsor”) that closed simultaneously with the closing of the IPO. The units were listed on the Nasdaq Global Market (“Nasdaq”). On February 26, 2023, ATAK entered into that certain Business Combination Agreement (the “Business Combination Agreement”) by and between ATAK, Aurora Technology Merger Sub (“Merger Sub”) and DIH Holding US, Inc., a Nevada corporation (“Legacy DIH”).

On February 7, 2024 (the “Closing Date”), ATAK, Legacy DIH and Merger Sub consummated the transactions (collectively, the “Transaction”) contemplated by the Business Combination Agreement by means of a domestication of ATAK from the Cayman Islands to Delaware and the subsequent merger of Merger Sub with and into Legacy DIH.

On February 9, 2024, our shares of Class A common stock, par value $0.0001 (the “Common Stock”), and warrants to purchase shares of Common Stock (the “Warrants”) began trading on Nasdaq Stock Market LLC (“Nasdaq”) under the symbols, “DHAI” and “DHAIW,” respectively.

Unless otherwise indicated, the historical financial information included in this Annual Report on Form 10-K (the “Annual Report”), including the audited financial statements and the notes thereto in Part II. Item 8 and the information in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 11. “Executive Compensation” is that of ATAK prior to the consummation of the Transactions. The unaudited combined financial statements of Legacy DIH as of and for the nine months ended December 31, 2023 and 2022 will be included in DIH’s Current Report on Form 8-K, which is anticipated to be filed with the SEC on or about April 29, 2024.

The Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, ATAK will be treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination will be treated as the equivalent of DIH issuing stock for the net assets of ATAK, accompanied by a recapitalization. The net assets of DIH will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Legacy DIH.

Certain monetary amounts, percentages, and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	our ability to raise sufficient capital to support our operations and fund our growth initiatives;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to or relations with our resellers, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;

●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	failure to develop new products or integrate new technology into current products;

●	unfavorable results in legal proceedings to which we may be subject;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

You should refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of the risks, uncertainties and assumptions described under “Risk Factors” and elsewhere, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to new information, actual results or changes in our expectations, except as required by law.

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

References

INTRODUCTORY NOTE

References to the “Company” refer to DIH Holding US, Inc., a Delaware corporation and its consolidated subsidiaries subsequent to the Business Combination (defined below). References to “DIH” or “New DIH” are to ATAK post-closing of the Business Combination.

References to “management” or “management team” refer to the Company’s officers and directors and references to “Sponsor” refer to ATAC Sponsor, LLC, a Delaware limited liability company.

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

PART I

ITEM 1. BUSINESS

Introduction

DIH Holding US, Inc., a Delaware corporation ( “DIH”) (formerly known as Aurora Technology Acquisition Corp. “ATAK”) was formed as a blank check company incorporated in the Cayman Islands on August 6, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. ATAK, Aurora Technology Merger Sub Corp., a Nevada corporation and a direct, wholly-owned subsidiary of ATAK (“Merger Sub”), and DIH Holding US, Inc., a Nevada corporation (“DIH (Nevada)”) entered into a Business Combination Agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”).

Following the receipt of the required approval by ATAK’s and DIH (Nevada)’s shareholders and the fulfillment or waiver of other customary closing conditions, the Business Combination closed on February 7, 2024, and the combined company was organized as a Delaware corporation. In connection with the Closing, ATAK migrated and changed its domestication to become a Delaware corporation and changed its name to “DIH Holding US, Inc.” For further information, see the section entitled “Corporate History” below.

DIH is a global solution provider in blending innovative robotic and virtual reality (“VR”) technologies in the rehabilitation market with clinical integration and insights. DIH stands for our vision to “Deliver Inspiration & Health” to improve the functioning of millions of people with disabilities and functional impairments. DIH (Nevada) was built through the acquisitions of global-leading niche technology providers including HOCOMA, a Switzerland-based global leader in robotics for rehabilitation, and MOTEK, a Netherlands-based global leader in sophisticated VR-enabled movement platform powered by real-time integration, DIH is positioning itself as a transformative total smart solutions provider and consolidator in a largely fragmented and manual-labor-driven industry.

DIH offers innovative, robotic-enabled solutions in an augmented and interactive environment. These solutions deliver differentiated outcomes, while also tracking patients’ progress and providing a network of collaboration and encouragement. DIH is dedicated to restoring mobility and enhancing human performance through total solutions that enable transformation of rehabilitation care at our customers. DIH currently has direct sales in the United States, Germany, Switzerland and Netherlands.

Industry and Market Overview

Market Opportunity

The market for robotic devices for rehabilitation and human performance enhancement is rapidly growing. As populations age and the consequent demand for healthcare services increases, we expect there will be a growing need for innovative solutions that can help individuals recover from injuries and optimize their physical abilities. Additionally, there is a growing interest in the use of technology to enhance human performance, whether in sports or in everyday life.

DIH’s target market is composed of three major sub-markets:

■	Advanced Research Facilities (“ARFs”): which include advanced human performance labs or rehabilitation/biomedical research centers at universities and academic hospitals);
■	Inpatient rehabilitation facilities (“IRFs”) which include free standing rehabilitation hospitals and rehabilitation units in acute care hospitals);
■	Outpatient and inpatient rehabilitation facilities (“ORFs”) which include outpatient rehabilitation clinics, skilled nursing or long-term care facilities). We are currently focused on the North American and European markets to accelerate market penetration, while seeking early-stage opportunities in other international markets for future expansion

For the ARF (or Research Market), our products enable thought-provoking and sophisticated simulation and evaluation of human performance in general, and dynamic gait and balance-focused movements research in specific, through our industry-leading interactive VR platform empowered by human body modeling and visualization, with integration to advanced robotics and other smart system to expand imaginative research interests. Most of the top 50 global leading research centers in human performance and rehabilitation have adopted our technologies as the key base of their research exploration. We believe Motek is considered as the premier brand and global leader in the world’s most advanced biomechanical lab for research and clinical treatment on human performance and movement disorders.

For the IRFs (or Hospital Market) our products enable intensive, integral and interactive (“3i”) interventions that significantly improve functional outcomes by utilizing established neural pathways and restoring patterns and agility through brain plasticity or neuro-musculoskeletal interactions; powered by our most advanced rehabilitation robots, and further fueled by data integration and insights from integrated and networked solutions. Most of the global top 500 leading IRFs have adopted our advanced robots as a backbone in their therapeutic treatments to high acuity patients such as TBI, SCI, strokes, and other traumatically injured patients. Our Swiss engineered Hocoma robots are well recognized by the industry and have the largest installed base. We believe there is vast growth potential in this core market segment for us in the next 5-10 years by leveraging our leadership and expanding our market coverage.

For the vast ORFs (or Clinical market), we enable modern specialty rehabilitation care models that differentiate and deliver high value with better and consistent outcomes due to the 3i intervention approach empowered by our technology. By blending technology with innovative care models, such modern specialty ORFs can deliver superior values to patients and their therapists by enabling one therapist to treat multiple patients with better outcomes due to the intensive, interactive, and integral approach enabled by our smart solutions. By leveraging the treatment protocol established by our advanced robots and movements platform, we are re-configuring our solutions through modularization and further acquisitions to exploit this vast and diverse market.

Core Product Overview

DIH offers innovative, robotic-enabled devices in an augmented and interactive environment. These devices focus on restoring different functional impairment issues, while using software thereby tracking patients’ progress and providing a network of collaboration and encouragement.

We currently offer 17 robotic rehabilitation and VR-based movement systems within three major product categories through the hospital, clinical and research markets. Our objective is to establish ourselves as a product and technology leader in each of the three categories, that correspond to three key functional impact issues, i.e. 1) upper extremity devices for arm and hand functional improvement; 2) lower extremity devices for gait and balance intervention; and 3) full body integrated intervention for strength and endurance enhancement. Through software networks, we aim not only to maximize the benefits from each of the devices itself, but also to deliver multi-dimensional clinical, economic, process and administrative benefits to therapists, patients and management by connecting and integrating these various devices into cohesive and integrated caring processes and models, enabling transformative change in therapies and business models.

Upper Extremity Product Categories

To address differing clinical and economic needs, while providing consistent therapeutic interventions with similar treatment concepts and protocols, we have developed three different device models, ArmeoPower, ArmeoSpring, and ArmeoSenso. All follow the same modular Armeo Therapy Concept, that covers the “Continuum of Rehabilitation” with one software platform throughout the different stages of rehabilitation; from the early stage where the patient is very weak and needs sophisticated power-assisted dynamic intervention to help rewire the neural pattern in a safe environment which ArmeoPower provides, to self-initiated interactive ArmeoSpring which follows a similar treatment protocol of ArmeoPower for patients who have gained certain muscle power and need to transition from controlled patterns to an open environment. ArmeoSenso is for patients to apply what they learned from those self-initiated but still structurally controlled movement patterns to completely open movement environments, further expanding the patient transfer skills. The economic costs of devices, and the ratio of one therapist for multiple patients also improves dramatically, thus allowing service providers and health systems to gain significant benefits of learning curves, i.e. the learning patient picks up from early acute expensive interventions, which will be increasingly beneficial for later stages, generating a win-win, both economically and clinically.

ArmeoPower is the backbone robot within our Upper Extremity portfolio; it has been specifically designed for arm and hand therapy in an early stage of rehabilitation. It enables patients with even severe motor impairments to perform exercises with a high number of repetitions. It assists the patient’s arm on an “as needed” basis to enable the patient to successfully reach the goal of the exercise. The robotic arm assistance can be adapted to the individual’s needs and the changing abilities of each patient – from full assistance for patients with very little activity to no assistance at all for more advanced patients. Such adjustable robotic assistance while exercising, enables and motivates patients to actively participate in their training, while providing weight support to enable extensive training. ArmeoPower supports 1D (joint-specific), 2D and 3D movements, with extensive game-emerged APF exercises simulating tasks and activities essential for daily living, while enhancing strength and range of motion. Immediate performance feedback motivates patients and helps to improve their motor abilities. It improves efficiency of the therapy session by reducing the therapist’s physical effort and the need for continuous therapeutic guidance. Moreover, it enables therapists to make better use of their clinical know-how and expertise, by focusing on the optimal exercise planning, instead of manually delivering many repetitions.

ArmeoPower precisely records how patients perform during their therapy sessions. Standardized Assessment Tools evaluate a patient’s motor functions such as joint range of motion and forces. The results can be used to analyze and document the patient’s state and therapy progress. Results can then be shared with the patient and other clinicians. ManovoPower as an add-on module for ArmeoPower enables hand opening and closing exercises.

ArmeoSpring is targeted for less severe patients; it provides self-initiated repetitive arm and hand therapy in an extensive workspace. By providing arm weight support, it encourages the patients to achieve a higher number of arm and hand movements based on specific therapy goals. It also allows simultaneous arm and hand training in an extensive workspace. This enables patients to practice the movements important for their therapy progress. ArmeoSpring also supports 1D (joint-specific), 2D and 3D movements. An extensive library of motivating game-like APF exercises has been designed to train strength and range of motion needed for activities of daily living. Immediate performance feedback motivates patients and helps to improve their motor abilities. The ArmeoSpring enables therapists to deliver higher training efficiency (more hours per day) due to self-directed therapy. Furthermore, self-directed therapy enables patients to reach an even higher therapy intensity through extra training during after-hours and weekends.

Lower Extremity Product Categories

Similar to the Armeo Therapy Concept for arm and hand, we have also developed 3+1 Robotics + VR devices to address the different clinical and economic needs of patients across different stages of the patient journey, while providing consistent therapeutic interventions with similar treatment concepts and protocols. The Erigo Robot is designed for patients right after ICU who have none or very weak muscle power, with the goal to speed up the circulation and initiate early mobilization and prepare patients for intensive therapy, while preventing or reducing secondary further impairment. LokoMat is designed to provide maximum intensive therapy to rewire the broken neuro pathway to restricted functional capabilities through Neuroplasticity effect. Andago is designed to assist patients in walking in a real environment to maximize patient transfer skills after the patient’s functional pattern has been rewired by LokoMat. C-Mill is designed to enhance the patient’s adaptability, coordination and balancing skills in a challenging and integrative environment.

Erigo is uniquely designed to provide therapy intervention to the most severe patient even at a high acute and critical post-ICU stage. It uniquely combines gradual verticalization, leg mobilization, and intensive sensorimotor stimulation through cyclic leg loading.

The main benefits include:

■	Early and safe mobilization even in acute care
■	Cardiovascular stabilization
■	Improved orthostatic tolerance using the Erigo functional stimulation.
■	Helping to reduce patient’s length of stay, improving efficiency and outcome

Lokomat provides robot-assisted therapy that enables effective and intensive training to increase the strength of muscles and the range of motion of joints in order to improve walking. The physiological movement of the lower extremities is ensured by the individually adjustable patient interface. Additionally, the hip and knee joint angles can be adjusted during training to the patient’s specific needs. During rehabilitation, patients need to be challenged. Therapists can help patients reach their goals by setting the training parameters according to their performance. Lokomat motivates patients to reach their goals with various game-like exercises. This Augmented Performance Feedback, or APF, maximizes the effect of Lokomat training. Lokomat allows therapists to focus on the patient and the actual therapy. It enhances staff efficiency and safety, leading to higher training intensity, more treatments per therapist, and consistent, superior patient care.

Lokomat is available in two models, LokomatNanos and LokomatPro, and has other modules such as for pediatric use available. To date, we have installed over 1,085 Lokomat systems in over 650 facilities worldwide.

Andago is designed to assist patients in walking naturally which consequently triggers continuous physiological afferent input, due to its built-in dynamic support. With its robotics smart control system, it enables patient to walk seamlessly and freely due to its robotic system. Andago bridges the gap between treadmill-based gait training and free overground walking. No dedicated space is needed as it can be used flexibly in different spaces. Its intuitive workflow allows for a quick and easy therapy start and simple integration into clinical routine. The display of key training results and export of data via USB enables training progress documentation for clinical decision-making and for health insurance providers. No infrastructure modification, meaning flexible use from room to room.

C-Mill is a powerful tool that allows for more efficient rehabilitation. Besides objective assessment of balance and gait, the C-Mill provides a safe and comfortable training environment using a treadmill, augmented reality and VR. Using our technology, patients are able to train foot placement with the C-Mill, work through balance and dual-tasks with C-Mill VR or use C-Mill VR+ for early to late rehabilitation with body weight support. It is a complete, advanced gait-lab and training center on a compact space.

CAREN, “Computer Assisted Rehabilitation Environment”, is the most advanced and sophisticated VR-enabled real time movement platform, that targets all aspects of balance and locomotion with visualization of full body participation empowered by Human Body Modeling. CAREN provides researchers with the tools to efficiently study advanced human movement by collecting objective human performance data in real time and functionally challenging environments. CAREN enables the most versatile human movement research as a result of its dual-belt instrumented treadmill mounted on a 6 degree-of-freedom movable platform, motion capture system, immersive and interactive environments and dedicated real-time and offline software packages; the CAREN is the most advanced system for your human movement research, training, and assessment. We believe CAREN will enable pioneering research in many fields of application, such as: motor control and learning, dual-tasking and feedback, balance assessment and therapy, gait analysis and adaptability, real-time human body modeling, virtual reality and integrated smart systems like robot integration. We believe CAREN is considered as the world’s most advanced biomechanics lab.

GRAIL, “Gait Real-time Analysis Interactive Lab”, the total package solution for gait analysis training and research, employs an instrumented dual-belt treadmill and motion capture system combined with virtual reality and video cameras. GRAIL provides analysis and therapy in challenging conditions to improve gait, while real-time feedback enables analysis and training during the same session.

Manufacturing and Supply Chain

Our manufacturing and supply chain strategy is founded on a commitment to blending Swiss quality mindset with Dutch agility, utilizing lean manufacturing and supply chain practices, leveraging an the Oracle ERP system implemented, ensuring efficient order fulfillment to global markets, and delivering exceptional value and commitment to our customers and patients.

Manufacturing

For manufacturing we are building our devices in two plants. We manufacture the Lokomat, Andago, Erigo, Armeo Power, Armeo Spring and Armeo Senso devices at Hocoma AG in Switzerland ) while our product line for hospitals and clinics, C-Mill, is manufactured at Motek Medical B.V. in The Netherlands together with all research products (RYSEN, M-GAIT, GRAIL and CAREN).

For the SafeGait 360 and Active product line that we acquired from Gorbel, those two products currently are only sold in the United States and are manufactured through a contract manufacturing and development arrangement with Peko. We are in the process of establishing our own manufacturing facility in Leeds, Alabama, and plan to start assembling those products ourselves from June 2023 rather than through Peko.

Supply Chain

For standardized products (for hospitals and clinics) DIH conducts production planning based on the sales budget (yearly) and sales forecast (quarterly). To have the correct alignment between all stakeholders, there is a monthly standard operating procedures (“S&OP”) meeting in place. In this meeting, all relevant stakeholders are involved, such as planning, procurement, production, order fulfillment, sales, finance, operational engineering, service and product management. Additionally, we have the inputs from regulatory and quality as well. In the S&OP the forecast and the production/procurement planning for the quarters are set and the current fulfillment situation is monitored.

Our research products are generally fairly differentiated, which makes it difficult to manage supply chain dynamics far in advance. Many of the parts are completely customized, and inputs are only known during the project phase when the order has been received. Basic parts such as treadmills, drives and motors can be planned and procured accordingly. For these research projects, there is also an S&OP in place limited to the research group.

DIH has approximately 400 direct suppliers who deliver material and assemblies to the Hocoma and Motek facilities. The purchasing volume is roughly $9 million, with approximately 9,700 purchase orders. We mainly purchase in the European Market, with focus on low-cost countries in Eastern Europe. We have a few suppliers outside of the off-shore, and we are currently working on re-assessing suppliers on-shore.

Facilities

Our executive offices are located at 77 Accord Drive, Suite D-1 Norwell, MA. We do not own any properties, instead we lease properties to meet our needs. Currently, we have two main R&D and Operational campuses that we lease for Hocoma and Motek operation in Switzerland and Netherlands. The Hocoma AG leased property is located at Industriestrasse 2 and 4a in 8604 Volketswil, The Motek Medical B.V. leased property is located at Vleugelboot 14, Houten in The Netherlands.

Beside those two main campuses, we also lease five commercial offices space at the following locations to house the regional Sales & Marketing, Clinical Application & Training, Technical Services, Finance, Logistics, Administration and other local market support functions.

■	DIH Technology Inc. leased commercial office for American team at 77 Accord Park Dr., Suite D-1, Norwell, MA 02061, United States
■	DIH Technology d.o.o leased commercial office for EMEA Indirect sales team at Letališka 29a, 1000 Ljubljana, Slovenia
■	DIH GmbH leased commercial office for the Direct Sales team in DACH region, at Konrad-Adenauer Strasse 13, 50996 Köln, Germany
■	DIH Pte Ltd leased commercial office for APAC team at 67 Ubi Avenue 1, #06-17 Starhub Green, Singapore 408942
■	DIH SpA leased commercial office for LATAM team at Pdte. Kennedy Lateral 5488, Oficina 1402; Vitacura, Santiago, Chile

Employees

As of April 26, 2024, we employed 242 employees. We acknowledge that our employees are the Company’s most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of the Company’s products; and evolve and invest in technology, tools and resources to enable employees at work.

Diversity, Equity, and Inclusion

We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion (DE&I). We recognize that a diverse, extensive talent pool provides the best opportunity to acquire unique perspectives, experiences, ideas, and solutions to drive our business forward. We believe that diverse teams solving complex problems leads to the best business results. We promote diversity by developing policies, programs, and procedures that foster a work environment where differences are respected, and all employees are treated fairly.

Talent Management

We recognize the importance of attracting and retaining the best employees. Our continued success is not only contingent upon seeking out the best possible candidates, but also retaining and developing the talent that lies within the organization. We strive to attract, develop, and retain the best and brightest from all walks of life and backgrounds. Our goal is to offer opportunities for employees to improve their skills to achieve their career goals.

Employee Health and Safety

There have been no OSHA recordable or lost time injuries in the United States and zero injuries at our other global sites.

Intellectual Property

We have over 20 different trademark families registered, including our most prominent product family names such as Lokomat, Armeo, Andago, and RYSEN. These trademarks are registered in 18 strategically important countries, resulting in a total of 411 registrations. The earliest registration was made in 2004, and the latest in 2020.

Name/Description of Patent	Status	Owned or Licensed	Type of patent protection	Expiration Date	Jurisdictions
US8834169/Method and apparatus for automating arm and grasping movement training for rehabilitation of patients with motor impairment	Issued	Licensed	Utility	24.11.2030	US

US8192331/Device for adjusting the prestress of an elastic means around a predetermined tension or position	Issued	Owned	Utility	10.09.2028	US, DE, FR, UK, IT, CH, CN, RU

US9017271/System for Arm therapy	Issued	Licensed	Utility	10.02.2031	US, DE, FR

US8924010 /Method to Control a Robot Device and Robot Device	Issued	Owned	Utility	06.10.2031	US, DE, FR, NL, CH, UK

US9987511/Gait training apparatus	Issued	Owned	Utility	19.09.2034	US, DE, FR, UK, IT, CH, CN, PL, KR

EP3095430/Gait training apparatus (Div)	Issued	Owned	Utility	09.11.2032	DE, FR, UK, CH

US10780009/Apparatus for locomotion therapy	Issued	Owned	Utility	06.01.2037	US, DE, FR, UK, CH, CN, RU

EP3100707/Apparatus for locomotion therapy (Div)	Issued	Owned	Utility	16.11.2032	DE, FR, UK, IT, CH TR, PL, CN

US9808668/Apparatus for automated walking training	Issued	Owned	Utility	10.08.2034	US, DE, FR, UK, IT, CH, CN, PL, TR, NL, FI, ES

EP3035901/ Hand motion exercising device	Issued	Owned	Utility	14.08.2034	DE, FR, UK, NL, SI, CH, CN

US10349869/Method and system for an assessment of a movement of a limb-related point in a predetermined 3D space	Issued	Owned	Utility	16.02.2036	US, DE, FR, UK, CH, AU, IT, CN

US10500122/Apparatus for gait training	Issued, Pending for KR	Owned	Utility	20.08.2037	US, DE, FR, UK, CH, CN, TR, NL, SE, ES, RU, KR

US10925799/ Suspension device for balancing a weight	Issued	Owned	Utility	27.06.2037	US, AU, CH, DE, FR, UK, IT, NL, PL, CN, KR

US-20230039187-A1/Leg Actuation Apparatus and Gait Rehabilitation Apparatus	Pending	Owned	Utility		US, IN, CN, RU, EP, KR

US-2023-0039187-A1/User Attachment for Gait and Balance Rehabilitation Apparatus	Pending	Owned	Utility		US, CN, EP, KR

DM/091 450/Wheeled walking frame	Issued	Owned	Design	08.06.2041	CH, EM, US, UK

DM/221 948/ArmeoSpring Pro-Design	Issued	Owned	Design	01.07.2047	CH, EM, US, UK

Corporate History

On August 7, 2021, ATAK issued an aggregate of 5,750,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.0043 per share, to ATAK’s Sponsor. We refer to the Class B ordinary shares purchased by our Sponsor as “founder shares.” Due to the underwriters partial exercise of the over-allotment option, ATAK’s Sponsor forfeited 700,000 founder shares back to ATAK.

On February 9, 2022, ATAK consummated its initial public offering (the “Initial Public Offering” or “IPO”) of 20,200,000 of our units (the “Units”) which included 200,000 Units sold upon partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, one redeemable warrant entitling the holder to purchase one-half of one Class A ordinary share at a purchase price of $11.50 per whole share (“Public Warrants”), and one right to acquire one-tenth (1/10) of one Class A ordinary share (“Rights”). The Units were sold at a public offering price of $10.00 per Unit, generating gross proceeds of $202,000,000.

Simultaneously with the consummation of the IPO, ATAK consummated the private placement (“Private Placement”) of 6,470,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant, generating gross proceeds of $6,470,000. The Private Warrants were sold to ATAK’s Sponsor. The Private Warrants are identical to Public Warrants sold in the IPO as part of the Units, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or ATAK’s Sponsor’s permitted transferees.

Following the closing of the IPO and the sale of the Private Warrants in the Private Placement, an aggregate amount of $204,020,000 was placed in the trust account established in connection with the IPO.

On March 17, 2022, ATAK announced that the holders of the Units may elect to separately trade the Class A ordinary shares, Public Warrants and Rights included in the Units, commencing on March 21, 2022. Any Units not separated continued to trade on the Nasdaq under the symbol “ATAKU.” Any underlying Class A ordinary shares, Public Warrants and Rights that were separated trade on the Nasdaq under the symbols “ATAK,” “ATAKW” and “ATAKR,” respectively. Following the closing of the Business Combination, as of February 9, 2024, the Company’s Class A Ordinary Shares and Public Warrants trade under the symbols “DHAI” and “DHAIW,” respectively.

Extension of Combination Period

On February 3, 2023, ATAK held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), to approve (i) a special resolution to amend ATAK’s amended and restated memorandum and articles of association (the “Articles”) giving ATAK the right to extend the date by which it has to consummate a business combination (the “Combination Period”) six (6) times for an additional one (1) month each time, from February 9, 2023 to August 9, 2023 (the “Extension Amendment”) and (ii) the proposal to approve the Trust Amendment (as defined below). All proposals at the Extraordinary General Meeting were approved by the shareholders of ATAK.

On February 6, 2023, ATAK and Trustee entered into Amendment No. 1 to the Investment Management Trust Agreement, to allow ATAK to extend the Combination Period six (6) times for an additional one (1) month each time from February 9, 2023 to August 9, 2023 by depositing into the Trust Account for each one-month extension the lesser of: (x) $135,000 or (y) $0.045 per share multiplied by the number of public shares then outstanding (the “Trust Amendment”). A copy of the Trust Amendment was attached to the Annual Report for the fiscal year ended December 31, 2022 as Exhibit 10.1 and incorporated herein by reference. In addition, on February 6, 2023, ATAK adopted the Extension Amendment, amending ATAK’s Articles.

In connection with the vote to approve the Extension Amendment, the holders of 14,529,877 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.2769 per share, for an aggregate redemption amount of approximately $149.3 million, leaving approximately $58.3 million in the trust account.

On February 8, 2023, ATAK issued an unsecured promissory note (the “Extension Note”) in the amount of $135,000 to the Sponsor, in exchange for the Sponsor depositing such amounts into ATAK’s trust account (the “Initial Extension Payment”) in order to extend the Combination Period by one (1) month from February 9, 2023 to March 9, 2023. The Extension Note did not bear interest, and matured (subject to the waiver against trust provisions) on August 31, 2023. In connection with the issuance of the Extension Note, certain existing investors in the Sponsor received convertible notes issued by the Sponsor, whereby, at the election of the noteholders and only if ATAK consummates the initial business combination, a noteholder may convert the principal outstanding under the respective note into Class A ordinary shares of ATAK at a price of $10.00 per share. In addition, the Company issued an unsecured promissory note (the “Working Capital Note”) in the amount of $90,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in ATAK’s working capital account, in order to provide ATAK with additional working capital. The Working Capital Note did not bear interest, and matured (subject to the waiver against trust provisions) two (2) days following the date on which ATAK’s initial business combination was consummated. The Extension Note and the Working Capital Note were issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

On May 2, 2023, the Company issued an unsecured promissory note (the “Third Working Capital Note and, together with the First Working Capital Note and Second Working Capital Note, the “Working Capital Notes) in the amount of $100,000. The Third Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Second Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Additionally, on May 9, 2023, pursuant to the Second Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the fourth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on May 5, 2023 in order to extend the Combination Period by one (1) month From May 9, 2023 to June 9, 2023.

On June 2, 2023, pursuant to the Second Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the fifth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on June 2, 2023 in order to extend the Combination Period by one (1) month From June 9, 2023 to July 9, 2023. In addition, the Company issued an unsecured promissory note (the “Fourth Working Capital Note” and, together with the First Working Capital Note, the Second Working Capital Note and the Third Working Capital Note, the “Working Capital Notes”) in the amount of $20,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Fourth Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Second Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On July 7, 2023, the Company issued an unsecured promissory note (the “Fifth Working Capital Note and, together with the First Working Capital Note, Second Working Capital Note, Third Working Capital Note, and Fourth Working Capital Note, the “Working Capital Notes) in the amount of $100,000. The Fifth Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Fifth Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Additionally, on July 5, 2023, pursuant to the Second Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the fifth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on July 5, 2023 in order to extend the Combination Period by one (1) month From July 9, 2023 to August 9, 2023.

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

On July 31, 2023, the Company issued an unsecured promissory note to the Sponsor, with a principal amount equal to $810,000 (the “Third Extension Note” and, together with the Second Extension Note and Extension Note, the “Extension Notes”). The Third Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. Advances under the Third Extension Note are for the purpose of making payments to extend the Combination Period (“Extension Payments”) and repaying the Sponsor or any other person with respect to funds loaned to the Company for the purpose of paying Extension Payments, including the First and Second Extension Payments. On July 31, 2023, pursuant to the Third Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the first month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on July 31, 2023 in order to extend the Combination Period by one (1) month from August 9, 2023 to September 9, 2023. The Third Extension Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 1, 2023, pursuant to the Third Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the second month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on September 1, 2023 in order to extend the Combination Period by one (1) month From September 9, 2023 to October 9, 2023. In addition, the Company issued an unsecured promissory note (the “Sixth Working Capital Note” and, together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, and the Fifth Working Capital Note, the “Working Capital Notes”) in the amount of $50,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Sixth Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Sixth Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 2, 2023, pursuant to the Third Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the third month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on October 2, 2023 in order to extend the Combination Period by one (1) month From October 9, 2023 to November 9, 2023. In addition, the Company issued an unsecured promissory note (the “Seventh Working Capital Note” and, together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, the Fifth Working Capital Note, and the Sixth Working Capital Note, the “Working Capital Notes”) in the amount of $75,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Seventh Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Seventh Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 3, 2023, pursuant to the Third Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the fourth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on November 3, 2023 in order to extend the Combination Period by one (1) month From November 9, 2023 to December 9, 2023. In addition, on November 17, 2023, the Company issued an unsecured promissory note (the “Eighth Working Capital Note” and, together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, the Fifth Working Capital Note, the Sixth Working Capital Note, and the Seventh Working Capital Note, the “Working Capital Notes”) in the amount of $50,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Eighth Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Eighth Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 21, 2023, the Company issued an unsecured promissory note (the “Ninth Working Capital Note” and, together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, the Fifth Working Capital Note, the Sixth Working Capital Note, the Seventh Working Capital Note, and the Eighth Working Capital Note, the “Working Capital Notes”) in the amount of $25,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Ninth Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Ninth Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act

On December 5, 2023, pursuant to the Third Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the fifth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on December 5, 2023 in order to extend the Combination Period by one (1) month From December 9, 2023 to January 9, 2024. In addition, on December 8, 2023, the Company issued an unsecured promissory note (the “Tenth Working Capital Note” and, together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, the Fifth Working Capital Note, the Sixth Working Capital Note, the Seventh Working Capital Note, the Eighth Working Capital Note, and the Ninth Working Capital Note, the “Working Capital Notes”) in the amount of $36,500 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The Tenth Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company. The Tenth Working Capital Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 4, 2024, pursuant to the Third Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the sixth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on January 4, 2024 in order to extend the Combination Period by one (1) month From January 9, 2024 to February 7, 2024.

Business Combination

Business Combination with DIH Technology, Ltd.

Letter of Intent

On or about December 11, 2022, ATAK entered into a non-binding letter of intent proposing to affect a business combination transaction with DIH Technology, Ltd., a Cayman Islands exempted company (“DIH”). DIH is a leading global robotics and virtual reality technology provider in the rehabilitation and human performance industry.

Business Combination Agreement

On February 26, 2023 (the “Signing Date”), ATAK, entered into a Business Combination Agreement with Aurora Technology Merger Sub Corp., a Nevada corporation and a direct, wholly-owned subsidiary of ATAK (“Merger Sub”), and DIH.

Following the receipt of the required approval by the Company’s and DIH’s shareholders and the fulfillment of other customary closing conditions, the Business Combination closed on February 7, 2024, and the combined company was organized as a Delaware corporation, in which substantially all of the assets and the business of the combined company are held by DIH. The combined company’s business operates through DIH and its subsidiaries. In connection with the Closing, ATAK changed its name to “DIH Holding US, Inc.” (such company after the Closing, “New DIH”).

The Domestication

On February 6, 2024, ATAK, with the required shareholder approvals, deregistered as a Cayman Islands exempted company and transferred by way of continuation to and domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

In connection with the Domestication: (i) each of the then issued and outstanding Class B ordinary shares of the Company, par value $0.0001 per share (each a “Cayman Class B Share”) converted automatically, on a one-for-one basis, into a share of Class B common stock, par value $0.0001 per share, of ATAK (after the Domestication) (the “New DIH Class B Common Stock”); (ii) each of the then issued and outstanding Class A ordinary shares of ATAK, par value $0.0001 per share (each a “Cayman Class A Share”) converted automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of ATAK (after the Domestication) (the “New DIH Class A Common Stock”); (iii) each of the then issued and outstanding warrants, each two warrants representing the right to purchase one Cayman Class A Share converted automatically into warrants to acquire shares of New DIH Class A Common Stock pursuant to the related warrant agreement (each warrant, a “New DIH Warrant”); (iv) each of the then issued and outstanding rights, each ten rights representing the right to receive one Class A Ordinary Share converted automatically into rights to receive shares of New DIH Class A Common Stock (each right, a “New DIH Right”); and (v) each of the then issued and outstanding units of the Company were canceled and each holder was entitled to one share of New DIH Class A Common Stock, one New DIH Warrant and one New DIH Right.

Immediately prior to the Business Combination, each of the then issued and outstanding shares of New DIH Class B Common Stock were converted automatically, on a one-for-one basis, into a share of New DIH Class A Common Stock (the “Sponsor Share Conversion”).

Recapitalization

At the Effective Time (as defined in the Business Combination Agreement): (i) each share of DIH common stock issued and outstanding prior to the Effective Time was canceled and converted into the right to receive a number of shares of New DIH Class A Common Stock equal to the Exchange Ratio (as defined in the Business Combination Agreement) and (ii) all shares of DIH common stock held in treasury were canceled.

Consideration

Pursuant to the Business Combination Agreement, the Company acquired all of the outstanding equity interests of DIH, and stockholders of DIH received $250,000,000 in aggregate consideration (the “Aggregate Base Consideration”) in the form of newly-issued shares of New DIH Class A Common Stock, calculated based on a price of $10.00 per share.

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

Amended and Restated Registration Rights Agreement and Lock-Up Agreement

At the Closing, New DIH, the Sponsor, certain investors and other holders of DIH capital stock (as defined in this section, the “DIH Holders” and together with the Sponsor and the investors, the “Holders”) entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, New DIH will be obligated to file a registration statement to register the resale of certain securities of New DIH held by the Holders. The Amended and Restated Registration Rights Agreement also provides the Holders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions. In addition, the Amended and Restated Registration Rights Agreement provides that each Holder shall not transfer any securities subject to the Amended and Restated Registration Rights Agreement until one year from the date of the Amended and Restated Registration Rights Agreement, subject to certain customary exceptions, or the date on which ATAK completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the ATAK stockholders having the right to exchange their shares of common stock for cash, securities or other property.

An aggregate of 22,205,414 shares of Class A Common Stock is subject to the Amended and Restated Registration Rights Agreement consisting of 8,120,173 shares (including 3,235,000 shares underlying the ATAK Private Placement Warrants) held by the Sponsor and 14,085,241 shares held by DIH Holders.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www. dih.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Our Industry

We are substantially dependent on the commercial success of our current key product lines

Our success is substantially dependent on our ability to continue to generate and grow revenue from the sales of our current key product lines, LokoMat, Aemeo, C-Mill and CAREN/Grail, which represent more than 90% of our revenue, which will depend on many factors including, but not limited to, our ability to:

●	develop and execute our sales and marketing strategies and maintain and manage the necessary sales, marketing and other capabilities and infrastructure that are required to successfully commercialize our products;

●	achieve, maintain and grow market acceptance of, and demand for our current products;

●	establish or demonstrate in the medical community the safety and efficacy of our rehabilitation products and their potential advantages over in comparison to, existing competing products and devices and products currently in development;

●	offer our products at competitive prices as compared to alternative options, and our ability to achieve a suitable profit margin from the sales of our products;

●	comply with applicable legal and regulatory requirements, including medical device compliance;

●	maintain our distribution and supply arrangements with third parties; and

●	enforce our intellectual property rights related to current and future products, if any.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we may not be able to continue to generate and grow revenue from the sales of our current products, which may materially impact the success of our business.

We rely on sales from certain key products and markets, any disruptions to those products or markets due to change of market environment, regulatory requirements, or personal and sales practices, could generate adverse effects to our sales and business performance.

One of our key product lines, LokoMat accounts for more than 45% of our revenue; our other key products, Aemeo, C-Mill and CAREN/Grail collectively account for 55% of our revenues. In addition, more than 85% of our revenue is concentrated in the Americas and Europe, Middle East and Africa (“EMEA”), with remaining in Asia Pacific (“APAC”). Any disruptions to those key products and/or markets due to changes in market conditions, regulatory requirements, or personal and sales practices, could generate adverse effects to our sales and business performance.

Global, regional, and local economic weakness and uncertainty could adversely affect our demand for our products and services and our business and financial performance.

Our business and financial performance depends on worldwide economic conditions and the demand for our products and services in the markets in which we compete. Ongoing economic weakness, including an economic slowdown or recession, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, changes in monetary policy and increased interest rates, may result in decreased demand for our products and services and increased expenses and difficulty in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses.

Prolonged or more severe economic weakness and uncertainty could also cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice.

The COVID-19 pandemic has adversely affected and may continue to materially and adversely impact our business, our operations, and our financial results.

The impact of the COVID-19 pandemic resulted in significant disruptions to the global economy and supply chains, as well as our business. A significant number of our global suppliers, vendors, distributors, and manufacturing facilities are located in regions that were affected by the pandemic. Those operations were materially adversely affected by restrictive government and private enterprise measures implemented in response to the pandemic, which in turn, negatively impacted our operations. Shut-downs and other limitations imposed in response to the COVID-19 pandemic adversely affected our ability to develop market, close new orders, and ship and install products to recognize revenue, and train our customers effective to ensure value realization.

While most of the COVID-19 related restrictions have been lifted, new and occasionally more virulent variants of the virus that causes COVID-19, have sometimes emerged and there can be no assurance that any such outbreaks will not result in future partial or total shutdowns, which would adversely affect our business. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the extent to which COVID-19 could continue to impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

War, geopolitical factors, and foreign exchange fluctuations could adverse effect the performance of our business.

Due to our significant presence in Europe, and emerging needs from South East Asia and the Middle East, war or geopolitical stability in those regions could adversely affect demand and supply chain disruptions from those regions; and Foreign exchange, especially the Euro’s depreciation versus the US dollar would adversely depress our US dollar-denominated revenue and profitability We believe that an increasing percentage of our future revenue will come from international sales as we continue to expand our operations and develop opportunities in additional territories. International sales are subject to a number of additional risks, including:

●	difficulties in staffing and managing our foreign operations;

●	difficulties in penetrating markets in which our competitors’ products are more established;

●	reduced protection for intellectual property rights in some countries;

●	export restrictions, trade regulations and foreign tax laws;

●	fluctuating foreign currency exchange rates;

●	obtaining and maintaining foreign certification and compliance with other regulatory requirements;

●	customs clearance and shipping delays; and

●	political and economic instability.

If one or more of these risks were realized, we could be required to dedicate significant resources to remedy the situation, and if we are unsuccessful at finding a solution, our revenue may decline.

We may not have sufficient funds to meet certain future operating needs or capital requirements, which could impair our efforts to develop and commercialize existing and new products, and as a result, we may in the future consider one or more capital-raising transactions, including future equity or debt financings, strategic transactions, or borrowings which may also dilute our shareholders.

We may need to raise additional capital to fund our growth, working capital and strategic expansion. Given the turbulent global environment and volatile capital market, we may not be able to secure such financing timely manner and with favorable terms. Any such capital raise involving the sale of equity securities would result in dilution to our shareholders. If we cannot raise the required funds, or cannot raise them on terms acceptable to us or investors, we may be forced to curtail substantially our current operations and scale down our growth plan.

The market for robotics and VR-enabled smart rehabilitation systems, are in the early growth stage, and important assumptions about the potential market for our current and future products may not be realized.

Although the market for robotics and VR-enabled “smart” rehabilitation systems has enjoyed increasing recognition from our customers, to date, the market is small. Significant market development efforts are still required to cross in order for us to enjoy accelerating growth. As such, it is difficult to predict the future size and rate of growth of the market; and we cannot assure you that our estimate regarding our current products is achievable or that our estimate regarding future products profile will remain the same. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect, and the price of our securities may suffer.

Currently, most of our products are purchased by customers as capital equipment, funded by our customers’ own capital budgets, government grants, or charitable organizations’ donations. There is a risk that such grants or donations may not be secured timely or at all or capital budgets reduced; which could adversely impact our sales forecasts.

While we have seen significant interest in our products to support our growth plan, due to limited sales and clinician application personnel that are instrumental to our efforts to convert such interest into sales orders, at any quarter we can only focus on a fraction of the total sales opportunities. Accordingly, if there are delays or disruptions to potential customers’ budgeting processes due to customers’ internal capital budget limitations, delays in funding of government grants or charitable organizations’ donations, our sales opportunities may not be realized.

In the future, we may develop operational leasing or vendor-enabled financing to expand our growth beyond capital budget limitations, as part of our efforts to enrich and expanding our business models. There can be no assurance that we will have adequate working capital to do so after the Business Combination.

If we are unable to train customers on the safe and appropriate use of our products, we may be unable to achieve our expected growth.

It is critical to the success of our commercialization efforts to train a sufficient number of customers and provide them with adequate instruction in the safe and appropriate use of our products. This training process may take longer than expected and may therefore affect our ability to increase sales. Following completion of training, we rely on the trained customers to advocate the benefits of our products in the marketplace. Convincing our customers to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. If we cannot attract potential new customers to our education and training programs, we may be unable to achieve our expected growth. If our customers are not properly trained, they may misuse or ineffectively use our products. This may also result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business and reputation.

If customers misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

Our customers may also misuse our devices, or our future products or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our current or future products are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of our current or future products for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.

If we are unable to educate clinicians on the safe, effective and appropriate use of our products, we may experience increased claims of product liability and may be unable to achieve our expected growth.

Certain of our products require the use of specialized techniques and/or product-specific knowledge. It is critical to the success of our business to broadly educate clinicians who use or desire to use our products in order to provide them with adequate instructions in the appropriate use of our products. It is also important that we educate our other customers and patients on the risks associated with our products. Failure to provide adequate training and education could result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or increased product liability claims or lawsuits against us, any of which could have a material and adverse effect on our business and reputation. We make extensive educational resources available to clinicians and our other customers in an effort to ensure that they have access to current treatment methodologies, are aware of the advantages and risks of our products, and are educated regarding the safe and appropriate use of our products. However, there can be no assurance that these resources will successfully prevent all negative events and if we fail to educate clinicians, our other customers and patients, they may make decisions or form conclusions regarding our products without full knowledge of the risks and benefits or may view our products negatively. In addition, claims against us may occur even if such claims are without merit and/or no product defect is present, due to, for example, improper surgical techniques, inappropriate use of our products, or other lack of awareness regarding the safe and effective use of our products. Any of these events could harm our business and results of operations.

As an emerging leader in a fragmented industry, we need time and efforts to develop talent, expertise, competencies, process and infrastructure; if we lose key employees or fail to replicate and leverage our sales, marketing, and training infrastructure, our growth would suffer adverse effects.

A key element of our long-term business strategy is the continued leveraging of our sales, marketing, clinical training and services infrastructure, through the training, retention, and motivation of skilled sales, marketing, clinical applications training, and services representatives with industry experience and knowledge. In order to continue growing our business efficiently, we need coordinate the development of our sales, marketing, clinical training and services infrastructure with the timing of market expansion, new product launch, regulatory approvals, limited resources consideration and other factors in various geographies. Managing and maintaining our sales and marketing infrastructure is expensive and time consuming, and an inability to leverage such an organization effectively, or in coordination with regulatory or other developments, could inhibit potential sales and the penetration and adoption of our products into both existing and new markets.

Newly hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, if we are not able to retain existing and recruit new trainers to our clinical staff, we may not be able to successfully train customers on the use of our sophisticated products, which could inhibit new sales and harm our reputation. If we are unable to expand our sales, marketing, and training capabilities, we may not be able to effectively commercialize our products, or enhance the strength of our brand, which could have a material adverse effect on our operating results.

The health benefits of our products have not yet been substantiated by long-term large randomized clinical data, which could limit sales of such products.

Although there have been numerous published research studies supporting the benefits of our products and users of our products have reported encouraging health benefits of our products, currently there is no large scale, randomized clinical trial establishing the long-term health benefits of our or competitors’ products due to the relatively small size of the applicable user population, and the fragmented application practice that we are still in the early stage to change through consolidation and integration. While many of the top rehabilitation hospitals have purchased some of our products, many potential conservative customers and healthcare providers may be slower to adopt or recommend our products.

Our success depends largely upon consumer satisfaction with the effectiveness of our products.

In order to generate repeat and referral business, consumers must be satisfied with the effectiveness of our products. If consumers are not satisfied with the benefits of our products, our reputation and future sales could suffer.

For certain of our products, we rely on sole source third parties to manufacture and supply certain raw materials. If these manufacturers are unable to supply these raw materials or products in a timely manner, or at all, we may be unable to meet customer demand, which would have a material adverse effect on our business.

We currently depend on sole source, third party manufacturers, to manufacture and supply certain raw materials and products. We cannot assure you that these manufacturers will be able to provide these raw materials, and products in quantities that are sufficient to meet demand in a timely manner, or at all, which could result in decreased revenues and loss of market share. There may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlogs and failure to meet FDA standards. We are aware that certain of our sole source manufacturers also rely on sole source suppliers with respect to materials used in our products. We rely on our third-party manufacturers to maintain their manufacturing facilities in compliance with applicable international, FDA and other federal, state and/or local regulations including health, safety and environmental standards. If they fail to maintain compliance with critical regulations, they could be ordered to suspend, curtail or cease operations, which would have a material adverse impact on our business. Increases in the prices we pay our manufacturers, interruptions in our supply of raw materials or products, or lapses in quality, such as failures to meet our specifications and other regulatory requirements, could materially adversely affect our business. Any manufacturing defect or error discovered after our products have been produced and distributed could result in significant consequences, including costly recall procedures and damage to our reputation. Our ability to replace an existing manufacturer may be difficult, because the number of potential manufacturers is limited. If we do undertake to negotiate terms of supply with another manufacturer or other manufacturers, our relationships with our existing manufacturers could be harmed. Any interruption in the supply of raw materials or products, or the inability to obtain these raw materials or products from alternate sources in a timely manner, could impair our ability to meet the demands of our customers, which would have a material adverse effect on our business.

We utilize independent distributors who are free to market other products that compete with our products for sales.

While we have proportionally more influence on the independent distributors we are using to cover majority of the global markets due to our limited direct sales force, considering the fact that the rehabilitation technology market is very fragmented, we generally do not sign mutual exclusive distribution agreement with distributors. Consequently, our distribution partners could indirectly compete against our interests by promoting alternative technologies to prospective customers in lieu of ours. We believe that as we assemble more and integrated offering through our consolidation and integration strategy, the influence and motivation we may impose on our distribution partners to dedicate on selling and promoting our products and solution shall increase and such kind of competition risk would be better addressed.

To ensure credibility and enforce the effective genesis of our distributor management, we may terminate a distributor who has not demonstrated its best efforts and/or interests in selling and promoting our products and solutions, albeit such termination may adversely affect our sales performance in the market covered by such distributor.

Due to the nature of market fragmentation, our product and solution offerings may not always deliver the targeted sales amount, or may take longer than expected to establish itself in customers minds, and accepted by mainstream.

The fragmented market reflects both opportunity for consolidation and challenges of overcoming customers’ mindsets used to using alternative approaches as well as fragmented clinical practices. Change and acceptance of new idea and solution normally happens over time and in multiple wave-shaped phases instead of a straight line progression. Consequently, our new innovative product and solution offerings may not deliver the targeted sales amount or face uncertain time periods for customers to accept due to various dynamic factors that may influence the perceptions and consensus formation among prospective customers. Consequently, such judgments and self-reinforcing efforts may cause the actual results to deviate from our planned results for a sustained period, which may have adverse effect on our performance.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, business acquisitions or partnerships with third parties that may not result in the development of commercially viable products, the generation of significant future revenue, or consistent realization of deal economics.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, business acquisitions, partnerships or other arrangements to develop our products and to pursue new geographic or product markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process.

We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits from some of those transactions or arrangements.

Additionally, as we pursue these arrangements and choose to pursue other collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships in the future, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement. This could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators. Our collaborators or any future collaborators may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Disputes between us and our collaborators or any future collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. Our collaborators or any future collaborators may allege that we have breached our agreement with them, and accordingly seek to terminate such agreement, which could adversely affect our competitive business position and harm our business prospects.

Furthermore, due to the fragmentation nature and the fact that most acquisition targets are at sub-optimal immature organization stage with less than $10 million in revenue, the risk of integrating such organizations and products can also be higher than acquisitions and consolidations in a mature industry. Consequently, there are risks that some of those acquisitions may fail to deliver the expected deal economics and could have adverse effect on our financial condition and business results.

We may not successfully integrate newly acquired product lines into our business operations or realize the benefits of our partnerships with other companies, acquisitions of complementary products or technologies or other strategic alternatives.

Historically we have acquired or gained the rights to our product lines through acquisitions and other strategic alternatives. As a result of these acquisitions, we have undergone substantial changes to our business and product offerings in a short period of time. Additionally, in the future, we may consider other opportunities to partner with or acquire other businesses, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies.

Although we have previously been successful in integrating such products and technologies into our business and operations, there can be no assurances that we will continue to do so in the future. If we fail to successfully integrate collaborations, assets, products or technologies, or if we fail to successfully exploit acquired product or distribution rights, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities in connection with proposed collaborations or to pay for any product acquisitions or investments, the issuance of which could be dilutive to our existing shareholders. Identifying, contemplating, negotiating or completing a collaboration or product acquisition and integrating an acquired product or technology could significantly divert management and employee time and resources.

Moreover, integrating new product lines with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources. The integration process may disrupt our existing operations and, if implemented ineffectively, would preclude realization of the full benefits that are expected. Our failure to meet the challenges involved in successfully integrating our acquisitions in order to realize the anticipated benefits may cause an interruption of, or a loss of momentum in, our operating activities and could adversely affect our results of operations. Potential difficulties, costs, and delays we may encounter as part of the integration process may include:

●	distracting management from day-to-day operations;

●	an inability to achieve synergies as planned;

●	risks associated with the assumption of contingent or other liabilities;

●	adverse effects on existing business relationships with suppliers or customers;

●	inheriting and uncovering previously unknown issues, problems and costs from the acquired product lines;

●	uncertainties associated with entering new markets in which we have limited or no experience;

●	increased legal and accounting costs relating to the product line or compliance with regulatory matters;

●	delays between our expenditures to acquire new products, technologies or businesses and generating net sales from those acquired products, technologies or businesses; and

●	increased difficulties in managing our business due to increased personnel, increased data and information to analyze, and the potential addition of international locations.

Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. In addition, even if new product lines or businesses are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect or within the anticipated time frame. Additional unanticipated costs may be incurred in the integration of product lines or businesses. All of these factors could decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our common stock. The failure to integrate any acquired product line or business successfully would have a material adverse effect on our business, financial condition and results of operations.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We may in the future acquire businesses, products or technologies to expand our offerings and capabilities, user base and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions; however, we have limited experience completing or integrating acquisitions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

●	potentially increased regulatory and compliance requirements;

●	implementation or remediation of controls, procedures and policies at the acquired company;

●	diversion of management time and focus from operation of its then-existing business to acquisition integration challenges;

●	coordination of product, sales, marketing and program and systems management functions;

●	transition of the acquired company’s users and providers onto our systems;

●	retention of employees from the acquired company;

●	integration of employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations into our systems and operations;

●	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and

●	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, providers, former stockholders or other third parties.

We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

We may have difficulty managing our growth which could limit our ability to increase sales and cash flow.

We anticipate experiencing significant growth in our operations and the number of our employees if our current and future products are successful. This growth will place significant demands on our management, as well as our financial and operational resources. In order to achieve our business objectives, we will need to grow our business. Continued growth would increase the challenges involved in:

●	implementing appropriate operational and financial systems;

●	expanding our sales and marketing infrastructure and capabilities;

●	ensuring compliance with applicable FDA, and other regulatory requirements;

●	providing adequate training and supervision to maintain high quality standards; and

●	preserving our culture and values.

Our growth will require us to continually develop and improve our operational, financial and other internal controls. If we cannot scale and manage our business appropriately, we will not realize our projected growth and our financial results could be adversely affected.

Risks Related to Government Regulation

We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.

Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by various regulatory agencies and governing bodies. Under the US Food, Drug and Cosmetic Act (“FDC Act”), medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the United States. In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the European Medical Device Regulation) and obtain CE Mark (European Conformity) certification in order to market medical devices. In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Many countries require that product approvals be renewed or recertified on a regular basis, generally every four to five years. The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where renewal or recertification applications are required, they may need to be renewed and/or approved in order to continue selling our products in those countries. There can be no assurance that we will receive the required approvals for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

The European Union regulatory bodies finalized a new Medical Device Regulation (“MDR”) in 2017, which replaced the existing directives and provided three years for transition and compliance. The MDR changes several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification (“UDI”). We and those who will oversee compliance to the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years.

Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by regulatory authorities could have a material adverse effect on our business, financial condition or results of operations.

If we fail to obtain regulatory approvals in the United States or foreign jurisdictions for our products, or any future products, we will be unable to market our products in those jurisdictions.

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, or the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval.

Due to the fact that more than 95% of our revenue comes from health-regulated medical device products, if we do not obtain or maintain necessary regulatory clearances or approvals, or if clearances or approvals for future medical products or modifications to existing medical products are delayed or not issued, our commercial operations and sales targets would be adversely affected.

We operate under highly regulated global health markets and must register and maintain effectiveness and compliance of such registration, with each of our medical devices with every markets’ relevant authority either directly or through our agent or distributors. Any missing or failure to comply with such registrations may disrupt any sales activities in that particular market, and result in adverse effects.

We may be subject to adverse medical device reporting obligations, voluntary corrective actions or agency enforcement actions.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of a perceived or actual unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labelling defects or other deficiencies and issues. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. Such events could impair our ability to produce our products in a cost-effective and timely manner in order to meet customer demands. A recall involving our silicone gel breast implants could be particularly harmful to our business, financial and operating results. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are also required to follow detailed record-keeping requirements for all self-initiated medical device corrections and removals, and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the medical device reporting regulations. Depending on the corrective action we take to address a product’s deficiencies or defects, the FDA may require, or we may decide, that we need to obtain new approvals or clearances for the device before marketing or distributing the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

Any adverse event involving our products, whether in the United States or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will likely oblige us to defend ourselves in resulting lawsuits, and will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

Recent political, economic and regulatory influences are subjecting the health care industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of health care, improve quality of care, and expand access to healthcare, among other purposes. Such legislation and regulations may result in decreased reimbursement for medical devices and/or the procedures in which they are used, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market and generate sales from our products.

In addition, regulations and guidance are often revised or reinterpreted by governmental agencies, including the FDA, CMS, and the Department of Health and Human Services Office of the Inspector General (“OIG”) and others, in ways that may significantly affect our business and our products. Any new regulations, revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products.

In the future there may continue to be additional proposals relating to the reform of the United States. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amount of reimbursement available for our products, and could limit the acceptance and availability of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

United States and foreign privacy and data protection laws and regulations may impose additional liabilities on us.

While we do not store patient data at our premises or DIH-managed data center, United States, federal and state privacy and data security laws and regulations regulate how we and our partners collect, use and share certain information. In addition to HIPAA, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The California Attorney General has issued clarifying regulations and initiating enforcement activity. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply. The CCPA has prompted a wave of proposals for new federal and state privacy legislation, some of which may be more stringent than the CCPA, that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer, and storage of personal data, such as information that we collect about customers and patients in connection with our operations abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

For example, the European Union implemented the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of European Union data protection law to include certain non-European Union entities that process the personal data of European Union residents, including clinical trial data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and protect information about them. The processing of sensitive personal data, such as information about health conditions, leads to heightened compliance burdens under the GDPR and is a topic of active interest among European Union regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. The GDPR increases our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

A data security breach or other privacy violation that compromises the confidentiality, integrity or availability of the personal information of our customers, clinical trials participants, collaborators or employees could harm our reputation, compel us to comply with United States. or international breach notification laws, subject us to mandatory corrective action, and otherwise subject us to liability under United States. or foreign laws and regulations. Data breaches or other security incidents could also compromise our trade secrets or other intellectual property. If we are unable to prevent such data security breaches and security incidents or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational harm, financial loss or other regulatory penalties. In addition, such events can be difficult to detect, and any delay in identifying them may lead to increased harm.

Finally, it is possible that these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory organization’s rules or regulations could result in an expense or liability to us.

Changes in law or regulation could make it more difficult and costly for DIH and its subsidiaries to manufacture, market and distribute its products or obtain or maintain regulatory approval of new or modified products.

The experience with the transition to the EU MDR showed how complex, time-consuming and expensive a change in Medical Device Legislation can be. Progression on innovations and new products could be significantly delayed during the work on compliance with new legislations.

We may fail to comply with regulations of the United States and foreign regulatory agencies which could delay, or prevent entirely, and the commercialization of our products.

Given the non-invasive and lower risk nature of rehabilitation products, similar to other rehabilitation technology providers, most of our products are in FDA risk class 1 and this class is not subject to mandatory scrutiny by the U.S. authorities. There is the possibility that, in the future, the FDA may not agree with our classification. We might have to register if disagreement arises, and consequently we would have to stop distributing the device in the U.S. Under such a scenario, possible alternatives registration pathways might be 510(k)s or PMAs, which amount to an increase in the registration time from six months to multiple years; result in significant suspension of our sales activity for products in question in the US.

In some instances, in our advertising and promotion, we may make claims regarding our product as compared to competing products, which may subject us to heightened regulatory scrutiny, enforcement risk, and litigation risks.

The FDA applies a heightened level of scrutiny to comparative claims when applying its statutory standards for advertising and promotion, including with regard to its requirement that promotional labelling be truthful and not misleading. There is potential for differing interpretations of whether certain communications are consistent with a product’s FDA-required labelling, and FDA will evaluate communications on a fact-specific basis.

In addition, making comparative claims may draw attention from our competitors. Where a company makes a claim in advertising or promotion that its product is superior to the product of a competitor (or that the competitor’s product is inferior), this creates a risk of a lawsuit by the competitor under federal and state false advertising or unfair and deceptive trade practices law, and possibly also state libel law. Such a suit may seek injunctive relief against further advertising, a court order directing corrective advertising, and compensatory and punitive damages where permitted by law.

Any such lawsuit or threat of lawsuit against us will likely oblige us to defend ourselves in court, and will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. If any such lawsuit against us is successful, we would suffer additional losses of time and capital in taking any required corrective action and would suffer harm to our reputation, all of which would have an adverse effect on our business.

If we fail to obtain or maintain the necessary ISO 13485 certification or the certification according to (EU) 2017/745 (MDR), our commercial operations in the EU and some other countries will be harmed.

As the certifications according to ISO 13485 and (EU) 2017/745 constitute the legal basis for any commercial activity in the European Union and many other countries, these certifications and maintenance of such certifications is a vital task for us. Failure to certify will lead to a disruption of device sales not only in the European Union, but also in the United States and many other countries, as these usually consider a certification a prerequisite for any device registrations.

The majority of our products are classified as medical devices and are regulated by the FDA, the European Union and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products. Our failure to comply with these complex laws and regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even after regulatory clearance or approval has been granted, a cleared or approved product and its manufacturer are subject to extensive regulatory requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising and promotion for the product. If we fail to comply with the regulatory requirements of the FDA or other non-U.S. regulatory authorities, or if previously unknown problems with our products or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including restrictions on the products, manufacturers or manufacturing process; adverse inspectional observations (Form 483), warning letters, non-warning letters incorporating inspectional observations; civil or criminal penalties or fines; injunctions; product seizures, detentions or import bans; voluntary or mandatory product recalls and publicity requirements; suspension or withdrawal of regulatory clearances or approvals; total or partial suspension of production; imposition of restrictions on operations, including costly new manufacturing requirements; refusal to clear or approve pending applications or premarket notifications; and import and export

Modifications to our products may require re-registration, new 510(k) clearances or premarket approvals, or may require us to renew existing registrations in non-European Union countries.

Product modifications consisting either of changes to hardware or software or in expanding or restricting indications or contraindications can have an impact on the validity of our registrations. Thus, a product modification may lead to regulatory change projects, which will consume time and resources. A delay in marketing activities for the respective products may result. Many of these changes are beyond our control, as they are initiated by suppliers of components. Often those changes cannot be predicted, as their announcement happens on short notice, thus increasing the risk of business disruption.

The innovative development of our products may lead to the application of new laws, regulations, standards, etc. not considered until now.

Developing our products further in the direction of increasingly independent acting devices might bring those products into the scope of standards or regulations for robotic devices or artificial intelligence, or other similar areas. As this requires further competencies, resources and time, a potential delay or disruption of our commercial activities could result.

Any negative publicity concerning our products could harm our business and reputation and negatively impact our financial results.

The reactions of potential patients, physicians, the news media, legislative and regulatory bodies and others to information about complications or alleged complications of our products could result in negative publicity and could materially reduce market acceptance of our products. These reactions, or any investigations and potential resulting negative publicity, may have a material adverse effect on our business and reputation and negatively impact our financial condition, results of operations or the market price of our common stock. In addition, significant negative publicity could result in an increased number of product liability claims against us.

United States or European healthcare reform measures and other potential legislative initiatives could adversely affect our business.

Europe and the United States are our major markets, and any major healthcare reform that may change the health industry landscape or reimbursement environment, may have a significant impact on our sales performance and growth projects in the affected markets.

Any political changes in the United States or in Europe could result in significant changes in, and uncertainty with respect to, legislation, regulation, global trade, and government policy that could substantially impact our business and the medical device industry generally. The FDA and European Union Commission’s policies may also change, and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our future products, or impose more stringent product labeling and post-marketing testing and other requirements.

Risks Related to War in Ukraine

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Risks Related to Our Intellectual Property and Information Technology

We depend on computer and information systems we do not own or control and failures in our systems or a cybersecurity attack or breach of our IT systems or technology could significantly disrupt our business operations or result in sensitive information being compromised which would adversely affect our reputation and/or results of operations.

We have entered into agreements with third parties for hardware, software, telecommunications, and other information technology services in connection with the operation of our business. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack or a breach of our IT systems or technology, computer viruses or malware. Though most of those information systems and platforms are provided by well-established multinational firms like Oracle and Microsoft, any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or to our information systems or any of those operated by a third party that we rely on could significantly disrupt our business operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. A cyberattack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our robotics and VR-enabled devices.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products.

Our success depends in part on our ability to obtain and maintain protection for the intellectual property relating to or incorporated into our products. We seek to protect our intellectual property through a combination of patents, trademarks, confidentiality, and assignment agreements with our employees and certain of our contractors, as well as confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. In addition, we rely on trade secrets law to protect our proprietary software and product candidates/products in development.

The patent position of robotic and VR-enabled inventions can be highly uncertain and involves many new and evolving complex legal, factual, and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from copycats or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

Litigation to establish or challenge the validity of patents, or to defend against or assert against others infringement, unauthorized use, enforceability, or invalidity, can be lengthy and expensive and may result in our patents being invalidated or interpreted narrowly and restricting our ability to be granted new patents related to our pending patent applications. Even if we prevail, litigation may be time consuming, force us to incur significant costs, and could divert management’s attention from managing our business while any damages or other remedies awarded to us may not be valuable.

In addition, we seek to protect our trade secrets, know-how, and confidential information that is not patentable by entering into confidentiality and assignment agreements with our employees and certain of our contractors and confidentiality agreements with certain of our consultants, scientific advisors, and other vendors and contractors. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement, or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Enforcing a claim that a third party illegally obtained or is using our trade secrets without authorization may be expensive and time consuming, and the outcome is unpredictable. Some of our employees or consultants may own certain technology which they license to us for a set term. If these technologies are material to our business after the term of the license, our inability to use them could adversely affect our business and profitability.

We are not able to protect our intellectual property rights in all countries.

Filing, prosecuting, maintaining, and defending patents on each of our products in all countries throughout the world would be prohibitively expensive, and thus our intellectual property rights outside the United States and Europe are limited. In addition, the laws of some foreign countries, especially developing countries, such as China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. It may not be possible to effectively enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries. Consequently, we are unable to prevent third parties from using our inventions in all countries, or from selling or importing products made using our inventions in the jurisdictions in which we do not have (or are unable to effectively enforce) patent protection. Copycats may use our technologies in jurisdictions where we have not obtained patent protection to develop, market or otherwise commercialize their own products, and we may be unable to prevent those copycats from importing those infringing products into territories where we have patent protection, but enforcement may not be as strong as in the United States. These products may compete with our products and our patents and other intellectual property rights may not be effective or sufficient to prevent them from competing in those jurisdictions.

We may be subject to patent infringement claims, especially for products acquired through acquisitions, which could result in substantial costs and liability and prevent us from commercializing such acquired products.

The medical device industry is characterized by competing intellectual property, given the existence of large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved; and patent infringement assessments require costly due diligence and extensive resources to cope with the complexity to assess infringement risks in a complex world of regulations and intellectual property filings. As a result, we may choose not to conduct extensive and expensive intellectual property due diligence, especially for small deal value; as a consequence, we might be vulnerable to certain unknown intellectual property infringement claims, especially related to products we acquired from others. Determining whether a product infringes a patent involves complex legal and factual issues and the outcome of patent litigation is often uncertain. Even though we have conducted research of issued patents, no assurance can be given that patents containing claims covering our products, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our current or future products infringe.

Infringement actions and other intellectual property claims brought against us, whether with or without merit, may cause us to incur meaningful costs and could place a significant strain on our financial resources, divert the attention of management, and harm our reputation.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees were previously employed at other medical device companies, including our competitors or potential competitors, and we may hire employees in the future that are so employed. We could in the future be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. If any of these technologies or features that are important to our products, this could prevent us from selling those products and could have a material adverse effect on our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and divert the attention of management.

Risks Related to Ownership of New DIH Class A Common Stock

Future sales of a substantial number of shares of New DIH Class A Common Stock by us or our large stockholders, certain of whom may have registration rights, or dilutive exercises of a substantial number of warrants by our warrant holders could adversely affect the market price of our Class A Common Stock.

Sales by us or our stockholders of a substantial number of shares of New DIH Class A Common Stock in the public market following the Business Combination, or the perception that these sales might occur, could cause the market price of the New DIH Class A Common Stock to decline or could impair our ability to raise capital through a future sale of our equity securities. Additionally, dilutive exercises of a substantial number of warrants by our warrant-holders, or the perception that such exercises may occur, could put downward price on the market price of our ordinary shares.

Future grants of shares of New DIH Class A Common Stock under our equity incentive plan to our employees, non-employee directors and consultants, or sales by these individuals in the public market, could result in substantial dilution, thus decreasing the value of your investment in New DIH Class A Common Stok. In addition, stockholders will experience dilution upon the exercise of outstanding warrants.

Shareholders will be asked to approve an equity incentive plan which will provide for the issuance of up to 4,300,000 additional shares of New DIH Class A Common Stock. Additionally, to the extent registered on a Form S-8, shares of New DIH Class A Common Stock granted or issued under our equity incentive plans will, subject to vesting provisions, lock-up restrictions, and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Further, as of June 30, 2023, there were 26,670,000 shares of New DIH Class A Common Stock underlying issued and outstanding warrants, which if exercised, could decrease the net tangible book value of our New DIH Class A Common Stock and cause dilution to our existing stockholders. Sales of a substantial number of the above-mentioned shares of New DIH Class A Common Stock in the public market could result in a significant decrease in the market price of the New DIH Class A Common Stock and have a material adverse effect on your investment.

If securities or industry analysts do not publish research or reports about New DIH’s business, or if they issue an adverse opinion regarding its stock, its stock price and trading volume could decline.

The trading market for New DIH Class A Common Stock is influenced by the research and reports that industry or securities analysts publish about New DIH or its business. New DIH does not currently have and may never obtain research coverage by securities and industry analysts. Since New DIH became public through a merger, securities analysts of major brokerage firms may not provide coverage of New DIH since there is no incentive to brokerage firms to recommend the purchase of its common stock. If no or few securities or industry analysts commence coverage of New DIH, the trading price for its stock would be negatively impacted. In the event New DIH obtains securities or industry analyst coverage, if any of the analysts who cover it issues an adverse opinion regarding New DIH, its business model, its intellectual property or its stock performance, or if its clinical trials and operating results fail to meet the expectations of analysts, its stock price would likely decline. If one or more of these analysts cease coverage of New DIH or fail to publish reports on it regularly, New DIH could lose visibility in the financial markets, which in turn could cause its stock price or trading volume to decline.

We are emerging growth company and a “smaller reporting company” and the reduced reporting requirements applicable to such companies may make our New DIH Class A Common Stock less attractive to investors.

New DIH is an emerging growth company, as defined in the JOBS Act. For as long as New DIH continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. New DIH cannot predict if investors will find its common stock less attractive because New DIH may rely on these exemptions. If some investors find New DIH Class A Common Stock less attractive as a result, there may be a less active trading market for New DIH Class A Common Stock and its stock price may be more volatile.

New DIH will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of ATAK’s IPO, (b) in which it has total annual gross revenue of at least $1.235 billion, or (c) in which it is deemed to be a large accelerated filer, which requires the market value of its common stock that is held by non-affiliates to equal or exceed $700 million as of the last business day of the second fiscal quarter of such year, and (2) the date on which New DIH has issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Following the consummation of the Business Combination, New DIH expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare New DIH’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Additionally, New DIH is a “smaller reporting company” as defined in Item 10(f) of Regulation S-K, which allows us to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced compensation disclosure obligations, and we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of our shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceed $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year). For the year ended March 31, 2023, DIH recorded revenue of approximately $55.0 million.

We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company and/or “non-accelerated filer.” If some investors find our securities less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

The price of our Class A Common Stock may be volatile, and you may lose all or part of your investment.

The market price of our New DIH Class A Common Stock could be highly volatile and may fluctuate substantially as a result of many factors. In addition, because the warrants are exercisable into our shares of our Class A Common Stock, volatility, or a reduction in the market price of our Class A Common Stock could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our Class A Common Stock include, but are not limited to:

●	actual or anticipated fluctuations in our growth rate or results of operations or those of our competitors;

●	customer acceptance of our products;

●	announcements by us or our competitors of new products or services, commercial relationships, acquisitions, or expansion plans;

●	announcements by us or our competitors of other material developments;

●	our involvement in litigation;

●	changes in government regulation applicable to us and our products;

●	sales, or the anticipation of sales, of our ordinary shares, warrants and debt securities by us, or sales of our ordinary shares by our insiders or other shareholders, including upon expiration of contractual lock-up agreements;

●	developments with respect to intellectual property rights;

●	competition from existing or new technologies and products;

●	changes in key personnel;

●	the trading volume of the New DIH Class A Common Stock;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in our quarterly or annual forecasts with respect to operating results and financial conditions;

●	general economic and market conditions and

●	Announcements regarding business acquisitions.

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. Technical factors in the public trading market for New DIH Class A Common Stock may produce price movements that may or may not comport with macroeconomic, industry or DIH-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our ordinary shares and any related hedging or other technical trading factors. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we become involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

General Risks

Exchange rate fluctuations between the U.S. dollar, the Euro and the Swiss Franc may negatively affect our revenue and earnings.

The U.S. dollar is our functional and reporting currency. However, more than 50% of our sales orders come from Europe in euros; and we pay a significant portion of our expenses in euro and Swiss Francs; and we expect this to continue. As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. Accordingly, any depreciation of the euro relative to the U.S. dollar would adversely impact our revenue, and any appreciation of Swiss Franc against U.S. dollar will adversely impact net loss or net income, if any.

Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

We are subject to certain regulatory regimes that may affect the way that we conduct business internationally, and our failure to comply with applicable laws and regulations could materially adversely affect our reputation and result in penalties and increased costs.

We are subject to a complex system of laws and regulations related to international trade, including economic sanctions and export control laws and regulations. We also depend on our distributors and agents for compliance and adherence to local laws and regulations in the markets in which they operate. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States or the U.K.’s exit from the E.U. (known as “Brexit”), are difficult to predict and may have a material adverse effect on us. For example, in the United States, the Trump administration-imposed tariffs on imports from China, Mexico, Canada, and other countries, and expressed support for greater restrictions on free trade and increase tariffs on goods imported into the United States. Changes in U.S. political, regulatory, and economic conditions or in its policies governing international trade and foreign manufacturing and investment in the United States could adversely affect our sales in the United States.

We are also subject to the U.S. Foreign Corrupt Practices Act and may be subject to similar worldwide anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Despite our compliance and training programs, we cannot be certain that our procedures will be sufficient to ensure consistent compliance with all applicable international trade and anti-corruption laws, or that our employees or channel partners will strictly follow all policies and requirements to which we subject them. Any alleged or actual violations of these laws may subject us to government scrutiny, investigation, debarment, and civil and criminal penalties, which may have an adverse effect on our results of operations, financial condition and reputation.

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.

The efficient operation of our business depends on our information technology systems like Oracle’s ERP and Microsoft 360 Office Platforms. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our data management application is hosted by a third-party service provider whose security and information technology systems are subject to similar risks, and our products’ systems contain software which could be subject to computer virus or hacker attacks or other failures.

The failure of our or our service providers’ information technology systems or our products’ software to perform as we anticipate or our failure to effectively implement new information technology systems could disrupt our entire operation or adversely affect our software products and could result in decreased sales, increased overhead costs, and product shortages, all of which could have a material adverse effect on our reputation, business, financial condition, and operating results.

If we fail to properly manage our anticipated growth, our business could suffer.

Our growth and product expansion has placed, and we expect that it will continue to place, a significant strain on our management team and on our financial resources. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our business objectives.

We are highly dependent on the knowledge and skills of our global leadership team, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to continue to lead in this fragmented industry depends upon our ability to attract, develop and retain highly qualified managerial, scientific, sales and medical personnel. We are highly dependent on our global leadership team and have benefited substantially from the leadership and performance of our global leadership team. The loss of the services of any of our executive officers and other key global leadership team member, and our inability to find suitable replacements could result in delays in product development and harm the smooth operation of our business.

DIH’s management team has limited experience managing a public company.

Members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting, specifically those dealing with intercompany transactions that were not properly recorded for the year ended March 31, 2022. As a result, we had overstated the costs of sales and understated certain other expenses. We determined that the previously-issued financial statements should not be relied upon and were restated. Accordingly, management believes that the financial statements included in this proxy statement/prospectus present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We also identified a material weakness in our internal control over financial reporting with respect to our accounting personnel. Specifically, the Company concluded that it had limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies. Historically, the Company has not retained a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters under U. S. GAAP.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our New DIH Class A Common Stock are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the New DIH Class A Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBER SECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework Special Publication 800-53, 800-61, rev 2 (“NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements. We use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition

Cybersecurity Governance

Our Board considers cybersecurity risks as part of its risk oversight function of cybersecurity and other information technology risks.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives updates on the cybersecurity risk management program from management at least annually. In addition, management updates the Audit Committee regarding any material or significant cybersecurity incidents, as well as incidents with lesser impact potential as necessary.

The Audit Committee reports to the full Board annually regarding cybersecurity. The full Board also receives annual briefings from external experts on cybersecurity as part of the Board’s continuing education on topics that impact public companies.

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Risk Management and Strategy

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders’ interests. This cybersecurity policy is designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization.

The Company is in the process of establishing a cybersecurity policy which implement protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

These measures are to be seamlessly integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats haven’t significantly impacted our operations, and we don’t anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, our preventive measures may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of AI technologies, and the potential challenges in implementing timely preventive measures.

The Chief Financial Officer will oversees our information security programs, including cybersecurity initiatives, and is integrated into our Cybersecurity Incident response process. The Audit committee oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

ITEM 2. PROPERTY

Our executive offices are located at 77 Accord Drive, Suite D-1 Norwell, MA. We do not own any properties, instead we lease properties to meet our needs. Currently, we have two main R&D and Operational campuses that we lease for Hocoma and Motek operation in Switzerland and Netherlands. The Hocoma AG leased property is located at Industriestrasse 2 and 4a in 8604 Volketswil. The Motek Medical B.V. leased property is located at Vleugelboot 14, Houten in The Netherlands. Beside those two main campuses, we also lease five commercial offices space at the following locations to house the regional Sales & Marketing, Clinical Application & Training, Technical Services, Finance, Logistics, Administration and other local market support functions.

■	DIH Technology Inc. leased commercial office for American team at 77 Accord Park Dr., Suite D-1, Norwell, MA 02061, United States
■	DIH Technology d.o.o leased commercial office for EMEA Indirect sales team at Letališka 29a, 1000 Ljubljana, Slovenia
■	DIH GmbH leased commercial office for the Direct Sales team in DACH region, at Konrad-Adenauer Strasse 13, 50996 Köln, Germany
■	DIH Pte Ltd leased commercial office for APAC team at 67 Ubi Avenue 1, #06-17 Starhub Green, Singapore 408942
■	DIH SpA leased commercial office for LATAM team at Pdte. Kennedy Lateral 5488, Oficina 1402; Vitacura, Santiago, Chile

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and Public Warrants are listed on the Nasdaq Global Markets (“Nasdaq”) under the symbols “DHAI,” and “DHAIW,” “respectively.

Holders

As of the date of this filing, there were 119 holders of record of our Class A Common Stock, and 2 holders of record of our Public Warrants.

Dividends

We have not paid any cash dividends on shares of our Class A Common Stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with the consummation of the Business Combination, New DIH issued 229,797 shares of its Class A Common Stock to Maxim Group LLC and to other vendors as partial payment of expenses owed.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At December 31, 2023, we had cash of $12,355 and cash held in a Trust Account of $58,648,639, current liabilities of $4,618,058, deferred underwriting commission payable of $7,070,000 and $270,020 of warrant liabilities.

Business Combination

On February 26, 2023 (the “Signing Date”), we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), among us, Aurora Technology Merger Sub Corp., a Nevada corporation and a direct, wholly-owned subsidiary of ATAK (“Merger Sub”), and DIH Holding US, Inc., a Nevada corporation (“DIH”).

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

On February 6, 2024, us and DIH received approval of The Nasdaq Stock Market LLC to list the Class A common stock of New DIH to be outstanding after the Closing on the Nasdaq Global Market under the symbol “DHAI.” The outstanding warrants to purchase shares of Class A common stock have been approved for listing on the Nasdaq Capital Market under the symbol “DHAIW.”

The Closing occurred on February 7, 2024, with trading commencing under the new name and symbols on February 9, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 6, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $640,196, which consisted of formation and operating expenses of $3,527,996, consisting of legal and accounting expenses of $1,857,542, administrative fee expenses of $969,583, insurance expense of $290,084, formation and operating costs of $247,210, listing fees of $140,000, and advertising and marketing expenses of $23,577. This was offset by a gain of $319,400 for the change in fair value of the warrant liability, a gain of $364,786 on the extinguishment of liabilities, and $3,484,006 of dividend income on marketable securities held in the Trust Account.

For the year ended December 31, 2022, we had net income of $6,604,155, which consists of formation and operating expenses of $1,705,315, consisting of legal and accounting expenses of $557,563, administrative fee expenses of $150,516, insurance expense of $412,591, formation and operating costs of $516,747, listing fees of $55,542, and advertising and marketing expenses of $12,356. This was offset by a gain of $5,191,127 for the change in fair value of the warrant liability, a gain of $258,440 on the extinguishment of the over-allotment option liability, and a gain of $2,859,903 of dividend income on marketable securities held in the Trust Account.

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

As of December 31, 2023, we had marketable securities held in the Trust Account of $58,648,639 consisting of money market funds which invest U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we withdrew $3,965 of interest earned on the Trust Account.

For the year ended December 31, 2023, net cash used in operating activities was $694,213. Net income of $640,196 was increased by a decrease in prepaid assets of $284,597, an increase in due to related party of $55,662, and an increase in accounts payable and accrued expenses of $2,493,524, and reduced by dividend income on marketable securities held in Trust Account of $3,484,006, a change in the fair value of our warrant liability of $319,400, and a gain on extinguishment of a liability of $364,786.

For the year ended December 31, 2022, net cash used in operating activities was $1,095,955. Net income of $6,604,155 was increased by offering costs allocation of $516,746 and an increase in accounts payable and accrued expenses of $377,211, and reduced by dividend income on marketable securities held in Trust Account of $2,859,903, a change in the fair value of our warrant liability of $5,191,127, gain on extinguishment of the over-allotment liability of $258,440, an increase in prepaid assets of $284,597.

For the year ended December 31, 2023, net provided by investing activities was $151,715,270, consisting of $153,200,270 proceeds from the redemption of marketable securities held in the Trust Account offset by $1,485,000 purchases of marketable securities held in the Trust Account.

For the year ended December 31, 2022, net cash used in investing activities was $204,020,000 for our investment in the Trust Account.

For the year ended December 31, 2023, net cash used in financing activities was $151,199,805, as a result of a $153,196,305 payment in connection with redemptions of Class A ordinary shares. This was offset by proceeds of $1,996,500 under promissory notes with related parties.

For the year ended December 31, 2022, net provided by financing activities was $205,641,685, primarily from the sale of the Units and Private Placement Warrants in the amount of $208,470,000. This was offset by the $2,525,000 payment of the underwriting fee, $242,801 repayment of a related party promissory note, and payment of offering costs of $460,514.

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

As of December 31, 2023 and 2022, we had cash of $12,355 and $191,103, respectively, outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. Upon completion of our initial business combination, we would have repaid such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement warrant at a price of $1.00 per private placement warrant, at the option of the lender. The private placement warrants would be identical to the Private Placement Warrants.

During 2023 and through the date of the Business Combination, the Company had a significant working capital deficit, had incurred significant costs in pursuit of its financing and acquisition plans, and the possibility existed that the Company may have needed to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Therefore, as of December 31, 2023, and during the period prior to the Business Combination with DIH, these conditions raised substantial doubt about the Company’s ability to continue as a going concern. Upon completion of the Business Combination and as of the date these financial statements are issued, the Company is currently assessing the combined entity’s ability to continue as a going concern. Until that assessment is complete, the Company continues to report that there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are issued.

ATAK Related Party Transactions

Founder shares

On August 7, 2021, the Sponsor was issued 5,750,000 of ATAK’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Due to the underwriters partial exercise of the over-allotment option, the Sponsor forfeited 700,000 Founder Shares back to ATAK. As a result, the Sponsor currently has 5,050,000 Founder Shares. The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which ATAK completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the ATAK’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the consummation of the ATAK IPO, ATAK consummated a private placement of the 6,470,000 ATAK Private Placement Warrants, at a price of $1.00 per ATAK Private Warrant, generating gross proceeds of $6,470,000. The ATAK Private Warrants were sold to the Sponsor. The Private Warrants are identical to Public Warrants sold in the ATAK IPO as part of the ATAK Units, except that the ATAK Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or our Sponsor’s permitted transferees.

August 2021 Promissory Note

On August 7, 2021, ATAK issued an unsecured promissory note to the Sponsor (the “August 2021 Promissory Note”), pursuant to which ATAK may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. At the time of repayment, there was $242,801 outstanding under the August 2021 Promissory Note. On February 9, 2022, ATAK repaid the Sponsor for amounts outstanding under the August 2021 Promissory Note. There were no amounts outstanding under the August 2021 Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of ATAK’s officers, directors or any of their affiliates may, but are not obligated to, loan ATAK funds as may be required (“Working Capital Loans”). If ATAK completes the Business Combination, ATAK would repay the Working Capital Loans out of the proceeds of the Trust Account released to ATAK. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, ATAK may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the ATAK Private Placement Warrants. As of date of this proxy statement/prospectus, no such convertible working capital loans were outstanding.

Administrative support agreement

Commencing on February 9, 2022, ATAK agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to ATAK. Upon completion of the initial Business Combination or ATAK’s liquidation, ATAK will cease paying these monthly fees.

February 2023 Notes

On February 8, 2023, ATAK issued an unsecured promissory note (the “February Extension Note”) in the amount of $135,000 to the Sponsor, in exchange for the Sponsor depositing such amounts into the Trust Account order to extend the amount of time ATAK has available to complete a business combination by one (1) month from February 9, 2023 to March 9, 2023. The February Extension Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Business Combination is consummated or liquidation and (ii) August 31, 2023. Repayment of the February Extension Note shall be made no later than twenty (20) business days following the closing of the Business Combination. ATAK has not drawn funds against the February Extension Note In addition, ATAK issued an unsecured promissory note (the “February Working Capital Note”) in the amount of $90,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in ATAK’s working capital account, in order to provide ATAK with additional working capital. The Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Business Combination is consummated and (ii) the date of the liquidation of ATAK.

March 2023 Note

On March 3, 2023, ATAK issued an unsecured promissory note to the Sponsor, with a principal amount equal to $810,000 (the “March 2023 Extension Note”). The March 2023 Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of the Business Combination, or (b) the date of the ATAK’s liquidation. Advances under the March 2023 Extension Note are for the purpose of making Extension payments and repaying the Sponsor or any other person with respect to funds loaned to ATAK for the purpose of paying Extension Payments, including the Extension Payment made in February 2023. On March 7, 2023, pursuant to the March 2023 Extension Note, ATAK delivered to the Sponsor a written request to draw down $135,000 for the second month of the Extension. Upon this written request, the Sponsor deposited $135,000 to ATAK’s Trust Account on March 8, 2023.

In connection with the issuance of the March Extension Note, certain existing investors in the Sponsor received convertible notes issued by the Sponsor, whereby, at the election of the noteholders and only if ATAK consummates the Business Combination, a noteholder may convert the principal outstanding under the respective note into Class A Ordinary Shares of ATAK at a price of $10.0 per share.

April 2023 Notes

On April 6, 2023, pursuant to the March Extension Note, ATAK delivered to the Sponsor a written request to draw down $135,000 for the third month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the ATAK’s Trust Account on April 6, 2023 in order to extend the Combination Period by one (1) month From April 9, 2023 to May 9, 2023.

In addition, ATAK issued an unsecured promissory note (the “April Working Capital Note”) in the amount of $100,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in ATAK’s working capital account, in order to provide ATAK with additional working capital. The April Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which ATAK’s initial business combination is consummated and (ii) the date of the liquidation of ATAK.

May 2023 Notes

On May 2, 2023, ATAK issued an unsecured promissory note (the “May Working Capital Note”) in the amount of $100,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in ATAK’s working capital account, in order to provide ATAK with additional working capital. The May Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which ATAK’s initial business combination is consummated and (ii) the date of the liquidation of ATAK.

On May 5, 2023, pursuant to the March Extension Note, ATAK delivered to the Sponsor a written request to draw down $135,000 for the fourth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to ATAK’s Trust Account on May 5, 2023 in order to extend the Combination Period by one (1) month From May 9, 2023 to June 9, 2023.

June 2023 Notes

On June 5, 2023, pursuant to the March Extension Note, ATAK delivered to the Sponsor a written request to draw down $135,000 for the fifth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to ATAK’s Trust Account on June 5, 2023 in order to extend the Combination Period by one (1) month from June 9, 2023 to July 9, 2023.

On June 14, 2023, the Company issued an unsecured promissory note (the “June Working Capital Note”) in the amount of $20,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The June Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

July 2023 Notes

On July 5, 2023, pursuant to the March Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the sixth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on July 5, 2023 in order to extend the Combination Period by one (1) month from July 9, 2023 to August 9, 2023.

On July 7, 2023, the Company issued an unsecured promissory note (the “July Working Capital Note”) in the amount of $100,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The July Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

On July 31, 2023, the Company issued an unsecured promissory note to the Sponsor, with a principal amount equal to $810,000 (the “July 2023 Extension Note”). The July 2023 Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. Advances under the July 2023 Extension Note are for the purpose of Extension Payments and repaying the Sponsor or any other person with respect to funds loaned to the Company for the purpose of paying Extension Payments. On July 31, 2023, pursuant to the July 2023 Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the seventh month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on July 31, 2023 in order to extend the Combination Period by one (1) month from August 9, 2023 to September 9, 2023.

September 2023 Notes

On September 1, 2023, pursuant to the July 2023 Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the eighth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on September 1, 2023 in order to extend the Combination Period by one (1) month from September 9, 2023 to October 9, 2023.

On September 1, 2023, the Company issued an unsecured promissory note (the “September Working Capital Note”) in the amount of $50,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The September Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

October 2023 Notes

On October 2, 2023, pursuant to the July Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the ninth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on October 2, 2023 in order to extend the Combination Period by one (1) month from October 9, 2023 to November 9, 2023.

On October 24, 2023, the Company issued an unsecured promissory note (the “October Working Capital Note”) in the amount of $75,000 to the Sponsor, in exchange for the Sponsor depositing such amounts in the Company’s working capital account, in order to provide the Company with additional working capital. The October Working Capital Note does not bear interest, and matures (subject to the waiver against trust provisions) upon the earlier of (i) two (2) days following the date on which the Company’s initial business combination is consummated and (ii) the date of the liquidation of the Company.

November 2023 Notes

On November 2, 2023, pursuant to the July Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the tenth month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on November 3, 2023 in order to extend the Combination Period by one (1) month from November 9, 2023 to December 9, 2023.

December 2023 Notes

On December 5, 2023, pursuant to the July Extension Note, the Company delivered to the Sponsor a written request to draw down $135,000 for the eleventh month of the Extension. Upon this written request, the Sponsor deposited $135,000 to the Company’s Trust Account on December 5, 2023 in order to extend the Combination Period by one (1) month from December 9, 2023 to January 9, 2024.

The aggregate principal amount of the extension and working capital notes issued by ATAK to the Sponsor from February 2023 to November 2023 is equal to $2,401,500.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on February 9, 2022 and will continued to incur these fees monthly until the completion of the initial business combination on February 7, 2024.

Underwriting Agreement

The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $7,070,000 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Promissory Notes – Related Party

On February 8, 2023, the Company issued and drew fully against a promissory note in the amount of $90,000 to fund working capital needs (the “First Working Capital Note”). Additionally, on February 8, 2023, the Company issued a promissory note in the amount of $135,000 to fund the Company’s first extension payment (the “First Extension Note”), which has not been drawn against. On March 3, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Second Extension Note”). On each of March 7, 2023, April 6, 2023, May 5, 2023, June 2, 2023, and July 5, 2023, the Company drew $135,000, $675,000 in the aggregate, against the Second Extension Note to pay for each additional one-month extension. On April 6, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Second Working Capital Note”). On May 2, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Third Working Capital Note”). On June 14, 2023, the Company issued and drew fully against a promissory note in the amount of $20,000 to fund working capital needs (the “Fourth Working Capital Note”). On July 7, 2023, the Company issued and subsequently on July 10, 2023, drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Fifth Working Capital Note”). On July 31, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Third Extension Note”). On each of July 31, 2023, September 1, 2023, October 2, 2023, November 2, 2023, and December 5, 2023, the Company drew $135,000, $675,000 in the aggregate, against the Third Extension Note to pay for each additional one-month extension. On September 1, 2023, the Company issued and drew fully against a promissory note in the amount of $50,000 to fund working capital needs (the “Sixth Working Capital Note”). On October 24, 2023, the Company issued and drew fully against a promissory note in the amount of $75,000 to fund working capital needs (the “Seventh Working Capital Note”). On November 17, 2023, the Company issued and drew fully against a promissory note in the amount of $50,000 to fund working capital needs (the “Eighth Working Capital Note”). On November 21, 2023, the Company issued and drew fully against a promissory note in the amount of $25,000 to fund working capital needs (the “Ninth Working Capital Note”). On December 8, 2023, the Company issued and drew fully against a promissory note in the amount of $36,500 to fund working capital needs (the “Tenth Working Capital Note” and together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, the Fifth Working Capital Note, the Sixth Working Capital Note, the Seventh Working Capital Note, the Eighth Working Capital Note, and the Ninth Working Capital Note, collectively, the “Working Capital Notes”).

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

As of December 31, 2023, there was $646,500 and $1,350,000 outstanding ($1,996,500 in the aggregate) under the Working Capital Notes and Extension Notes, respectively.

Related Party

The due to related party balance consists of payables to the Sponsor for amounts paid on the Company’s behalf. As of December 31, 2023, the Company had a due to related party payable of $55,662.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

Warrant Liabilities

We account for the warrants underlying the Units and the private placement warrants in accordance with the guidance contained in ASC 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC 815-40, the public warrants and the private placement warrants are not indexed to our ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Subsequent to our initial public offering, the public warrant value is based on the public trading value. The Company utilized the Monte Carlo simulation model to value the private placement warrants as of December 31, 2023.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 6,470,000 private placement warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Recent Accounting Standards

This information appears in Note 2 to the financial statements that discloses recent accounting pronouncements and is included herein by reference.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company’ and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Inflation

During the year ended December 31, 2023, inflation has had a negative impact on our business globally. Specifically, our ability to access components and parts needed in order to manufacture our equipment, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of the third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. In addition, the eventual implications of higher government deficits and debt, tighter monetary policies and potentially higher, long-term interest rates may drive a higher cost of raising capital in the future.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material negative effect on our operations. However, the cost of compliance with more stringent environmental regulations, failure to comply with existing or future regulations or failure to otherwise manage the risks of climate change effectively could have a material adverse effect on our business. Many aspects of our operations are subject to evolving and increasingly stringent federal, state, local and international laws governing environmental protection. Compliance with existing and future environmental laws and regulations could require capital investment and increase operational costs, and violations can lead to significant fines and penalties and reputational harm. The ultimate impact and associated cost to our Company of these legislative and regulatory developments cannot be predicted at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 12, 2024, the Audit Committee of the Board of Directors dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm. Marcum had served as the Company’s independent registered public accounting firm from May 2, 2022 through March 12, 2024. Marcum will continue to provide certain services to the Company in connection with the completion of the audit of the financial statements of ATAK through December 31, 2023. Marcum had served as the Company’s independent registered public accounting firm up to the completion of the Company’s Business Combination.

Marcum’s audit reports on the Company’s financial statements as of and for the year ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2022 and the subsequent interim period through March 12, 2024: (1) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (2) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the disclosure of the material weakness in the Company’s internal control over financial reporting as disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

On March 12, 2024, the Audit Committee engaged BDO AG (“BDO”) as its new independent registered public accounting firm. The Company has authorized Marcum to respond fully to the inquiries of BDO, as the successor independent registered accounting firm.

BDO had served as independent registered public accounting firm for DIH Holding US, Inc., a Nevada corporation up through the completion of the Business Combination. During the two most recent fiscal years and the subsequent interim period through March 12, 2024, the Company did not consult with BDO with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting, specifically those surrounding accrued expenses, accounting for complex financial instruments, inappropriate segregation of duties around the Company’s financial reporting, and insufficient management review around the Company’s financial reporting, including related parties. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses in internal control over financial reporting described above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Plan

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Executive Officers:
Jason Chen	54	Chairman and Chief Executive Officer; Director
Lynden Bass	40	Chief Financial Officer
Dr. Patrick Bruno	55	Chief Marketing Officer; Director

Class I Directors:
Jason Chen	54	Chairman and Chief Executive Officer; Director
Lynden Bass	40	Chief Financial Officer
Dr. Patrick Bruno	55	Chief Marketing Officer; Director

Class II Directors:
Max Baucus	82	Director
F. Samuel Eberts III	64	Director

Class III Directors:
Ken Ludlum	70	Director
Cathryn Chen	35	Director

Jason Chen. Mr. Chen is the Founder, Chairman and CEO of DIH, a position he has held since September 2014. Before founding DIH, Mr. Chen served as the Senior Vice President and Managing Director of Global Sourcing of Cardinal Health, a Fortune 50 company. At Cardinal, Mr. Chen led its Global-wide strategic sourcing strategy as well as its Asia-wide business and operation as its Asia President. Mr. Chen’s other international experience include serving as Chief Financial Officer of GE Healthcare N.A. Services; Chief Financial Officer of GE CSI; General Manager of GE Healthcare Greater China Sourcing and Operations; and Business Development Manager at GE Corporate BD Group. Mr. Chen earned an Executive Masters degree (EMBA) from the Kellogg School of Business, Northwestern University in the United States; an MBA in Corporate Finance from CEIBS in China, and a post-graduate fellowship at London Business School in Britain. We believe Mr. Chen’s extensive healthcare background, in particular as founder of DIH, makes him a valuable member of our board.

Lynden Bass. Ms. Bass has served as Chief Financial Officer of DIH since March 2023. Previously, she assisted DIH on an outside consultant basis from January 2023 to officially joining DIH. From September 2019 through September 2022, Ms. Bass served as Vice President and Controller for Rather Outdoors Corporation, a privately-owned wholesaler and manufacturer. From September 2016 through May 2019, Ms. Bass was Chief Financial Officer of NaturChem Inc. Prior to these roles, she served as the Corporate Controller for Preferred Apartment Communities, Inc. a publicly traded real estate investment trust and began her career within the audit and assurance practice at Deloitte & Touche LLP, out of Atlanta, Georgia office. Ms. Bass holds a BBA in Accounting from Harding University. She is a Certified Public Accountant, licensed in the State of Georgia. We believe Ms. Bass is a valuable member of our board due to her extensive financial reporting and public company experience.

Dr. Patrick Bruno. Dr. Bruno serves as Chief Marketing Officer for DIH in its Hospital & Clinical Solutions Division as well as a Site Leader for the Production site of Hocoma in Switzerland. He will also serve on the board of New DIH. Dr. Bruno joined DIH in June 2017 as its Global Vice President of Sales and also served as its Chief Commercial Officer before assuming his current position in December 2020. Prior to joining DIH, Dr. Bruno was the Integration Manager, General Manager and Sales Director at Qiagen where he led global key account and commercialization strategies. Before that, he was with Siemens Healthcare where he held the position of CEO, Switzerland and has also held the position of Head of Product Management at Roche Diagnostics. Dr. Bruno holds a BBA, GSBA Zürich (Switzerland), a Master in Microbiology from the University of Innsbruck (Austria) and a Ph.D. in Biology from the University of Bologna (Italy). We believe Dr. Bruno’s extensive background with sales for DIH and similar companies makes him a valuable member of our board.

Max Baucus. Ambassador Baucus was nominated in 2014 by President Barack Obama to serve as Ambassador of the United States of America to the People’s Republic of China, a position he held until 2017 . Ambassador Baucus formerly served as the senior United States Senator from Montana from 1978 to 2014 and was Montana’s longest serving U.S. Senator. While in the Senate, Ambassador Baucus was Chairman and Ranking Member of the Senate Committee on Finance (the “Finance Committee”). As chairman of the Finance Committee, he was the chief architect of the Affordable Health Care Act (ACA) which was signed by President Barack Obama into law March 23, 2009. In addition, as chairman of the Finance Committee, Ambassador Baucus led the passage and enactment of the Free Trade Agreements with 11 countries. While serving on the Senate Agriculture Committee, he led in securing reauthorization of numerous farm bills. As a member of the Committee on Environment and Public Works, he guided many highway bills and other infrastructure legislation to passage as well as leading the passage of The Clean Air Act of 1990. Before his election to the U.S. Senate, Ambassador Baucus represented Montana in the U.S. House of Representatives from 1975 to 1978. Ambassador Baucus earned a Bachelor’s and Juris Doctor degree from Stanford University. Ambassador Baucus currently has a consulting business, Baucus Group LLC, and advises several tech and bio tech companies as well as engaging in numerous public speaking engagements. He and his wife have also founded a public policy institute at the University of Montana School of Law, The Baucus Institute. We believe Ambassador Baucus’ extensive public service experience along with his consulting work for biotech companies makes him a valuable member of our board.

F. Samuel Eberts III. Sam Eberts is an accomplished senior executive and board member with over 25 years of success with Fortune 500 companies in health care, consumer, and industrial services. He chairs the Daerter Group, a venture firm in North Carolina and New York providing seed investment for promising start-ups in health care and IoT technology. He recently retired as the Chief Legal Officer, Corporate Secretary and Senior Vice President of Global Corporate Affairs for Laboratory Corporation of America® Holdings (NYSE: LH ). At LabCorp, Eberts led the Global Corporate Affairs group, with enterprise-wide responsibility for the global Legal, Compliance, Corporate Secretary, Shareholder Services, Public Policy/Government Relations, Communications, Community Affairs/Philanthropy, Privacy and Security functions. Mr. Eberts serves on the Board of Trustees for Endicott College in Beverly, Mass. and the Alamance Community College Foundation in Graham, N.C. He is the past Chair of Easter Seals/UCP of North Carolina and Virginia. Eberts serves on the advisory boards for the Woodrow Wilson Center for International Scholars in Washington, D.C. and the World Policy Institute in New York, non-partisan think tanks for global policy analysis. Previously, he was a partner and served on the Board and the Investment Committee for MedCap Funds in Boston, Mass., an early-stage health care technology fund and Alpha Marketing in Raleigh, a channel marketing firm. Eberts has served on the Health Care Policy Leadership Council at Harvard University’s Kennedy School and presently serves on the Corporate Governance Forum at Harvard Law School. He is a member of the Council for Entrepreneurial Development, one of the largest entrepreneurial networks in the United States and is an active mentor working with entrepreneurs providing practical, day-to-day professional advice and coaching. Mr. Eberts is a frequent speaker on healthcare and leadership and has served as a guest lecturer at Harvard University’s Kennedy School of Government, Duke and Wake Forest University Schools of Law, Baylor University School of Medicine and the University of Minnesota’s Carlson School of Management. He has also served as an Adjunct Associate Professor at the University of Texas School of Public Health, Division of Management, Policy and Community Health. We believe Mr. Eberts’ extensive legal experiemce with healthcare-related public companies makes him a valuable member of our board..

Ken Ludlum . Ken Ludlum is a board member and advisor to medical technology and life sciences companies. He has served on a dozen board of directors, six of them publicly traded, and has been Audit Committee Chair for all the publicly traded ones. He has also led Compensation and Nominating and Governance committees and other ad hoc committees as well, and has served as Chairperson of the Board twice. At NATUS Medical (NASDAQ:BABY), a $500 million revenue a year medical device and equipment company, he recently chaired the Audit and Compensation Committees. Ken also serves on the board and has led the Audit Committee at Personalis (NASDAQ:PSNL), a gene sequencing company, from when it was a private, venture backed company through its IPO. At IRIDEX (NASDAQ: IRDX), a laser ophthalmic company, Ken chairs the Audit and Nominating and Governance Committee and has served on other committees. And at Dermavant, a privately-owned, clinical stage biopharmaceutical company, he also chairs the Audit Committee and is on the Compensation Committee. Ken is a “qualified financial expert” under SEC rules and SOX regulations and has implemented SOX procedures and controls both as a board member and as a CFO. As Audit Committee Chair he has worked with all the major (and smaller) accounting firms, and as Compensation Committee Chair with several of the large compensation consultants. He is a member of the National Association of Corporate Directors and is familiar with activist activity, corporate governance matters and ISS and Glass Lewis guidelines. He holds a B. S. degree from Lehigh University and an MBA from Columbia Business School. Prior to 25 years in operating positions, Ken spent 10 years as an investment banker, primarily with Montgomery Securities. He has also worked at companies such as Revivant Corporation (Chairman, President & CEO) and Perclose, Inc. (CFO). At Montgomery Securities, he worked on the early financings for Amgen and took Genzyme public. With Revivant, a company that, with Dr. Thomas Fogarty, developed an automatic, hands free CPR device, he managed a successful sales launch, after which ZOLL Medical acquired the company. From 1996 – 2000, he was Chief Financial Officer at Perclose, an interventional cardiology company. During his five years at Perclose, sales grew from $2 million to a rate of $100 million a year, after which Abbott Laboratories purchased the company. Recently he served as CFO of CareDx, a molecular diagnostics company, where he led its initial public offering. Other previous companies he has been with have gone through initial public offerings, were acquired, or grew 10x in revenues and market value over the years. He has been a CFO of medical device, biotechnology and diagnostic companies. In addition to the above companies, Ken has served on the board of directors for Novacept Corporation, Thermage Corporation, AtheroMed (Chairman), Bridgeway Plan for Health and Kinetikos Medical, all companies that successfully developed and launched products and eventually were acquired by larger medical and healthcare organizations. He was also an Executive-in-Residence at a prominent VC firm. He has been a guest lecturer on entrepreneurship and growth company management at Stanford University, Columbia Business School and Lehigh University, and served as the first Executive-in-Residence at Lehigh College of Business & Economics. Ken has served on the board of The Hunters Point Boys & Girls Club and other non-profit organizations, and for four years served as the Head of the American Diabetes Association’s Annual Silicon Valley Luncheon Fund Raiser. We believe Mr. Ludlum’s financial and investment banking background and his public company experience make him a valuable member of our board.

Cathryn Chen. Since April 2023 , Cathryn Chen has served as Chief Financial Officer and Co-Vice Chairwoman of the Board of Directors of Aurora Technology Acquisition Corp. Ms. Chen served as the Chief Operating Officer and Co-Vice Chairwoman of the Board of Directors of Aurora Technology Acquisition Corp. from August 2021 until April 2023. Ms. Chen is the Managing Director of MarketX Ventures, a venture capital firm focused on growth to stage technologies investments, and the Founder & CEO of MarketX Inc., a fintech company with the mission to revolutionize the private markets. Founded in March 2015, MarketX Inc. is backed by 12 technology founder & CEOs and has completed over $250M in primary and secondary pre-IPO transactions. In 2020, she launched MarketX Ventures, a growth to late-stage focused venture fund, backed by technology executives such as the founders of Thrasio and Patreon. Prior to founding MarketX, Ms. Chen worked as an investment banker with prominent investment banks including Deutsche Bank, NM Rothschild, and JP Morgan in London, New York, and Hong Kong. During her investment banking career, Ms. Chen was involved with dozens of IPOs, M&As, and private placements including Alibaba, Omada Health, and Twitter. Since founding MarketX Ventures, Ms. Chen has worked with and is currently advising over 200 family offices globally. MarketX has invested in and transacted with a few dozen pre-IPO companies in the US, China, and Europe, with an aggregate market capitalization of over $500 billion. Previously, Ms. Chen was also an early employee with EverString Technology (“EverString”), an ad-tech company backed by Sequoia Capital & Lightspeed Partners that was later sold to ZoomInfo. Ms. Chen is a nextgen member of the Committee of 100, a non-profit organization (Ma founded the Committee of 100 with I.M. Pei and several other distinguished Chinese Americans in 1989 to give Chinese Americans a strong voice in U.S.-China relations and Asian American affairs). In 2008, Ms. Chen co-founded MoneyThink LA, a 501(c)3 non-profit that provides financial education to urban high school students around the nation. Its parent company, MoneyThink, received the “Champions of change” award from then-President Barrack Obama in 2012. Ms. Chen received her Bachelor’s degree from UCLA and General Course, London School of Economics and Political Science. We believe Ms. Chen’s extensive finance and investment banking background make her a valuable member of our board.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ken Ludlum, Max Baucus and Cathryn Chen are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

The standing committees of the Board consist of an Audit Committee, a Nominating and Compensation Committee and a Governance Committee.

New DIH’s audit committee consists of Ken Ludlum (Chair), Max Baucus and Cathryn Chen. The Board has determined that each member is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Board has determined that Ken Ludlum is an “audit committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the audit committee has the requisite financial expertise required under the applicable Nasdaq requirements. In arriving at this determination, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to the New DIH’s accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit New DIH’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes New DIH’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

New DIH’s Nominating and Compensation Committee consists of Max Baucus (Chair), Ken Ludlum and Cathryn Chen. The Board has determined that each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Board has also determined that each member is independent under SEC regulations and Nasdaq listing standards. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate and to nominated candidates for the Board. Specific responsibilities of our nominating and compensation committee include:

●	identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board;

●	to oversee compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee will include:

●	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;

●	reviewing and recommending to our Board the compensation of our directors;

●	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

●	reviewing and establishing general policies relating to compensation and benefits of our employees; and

●	reviewing our overall compensation philosophy.

New DIH’s Governance Committee consists of F. Samuel Eberts III (Chair), and Cathryn Chen. The Board has determined each member is independent under the Nasdaq listing standards. The primary purpose of the governance committee is:

●	evaluating the performance of our Board and of individual directors
●	reviewing developments in corporate governance practices;
●	evaluating the adequacy of our corporate governance practices and reporting
●	reviewing management succession plans;
●	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

In connection with the Closing, New DIH adopted a new Code of Ethics which is included as Exhibit 14 to this Annual Report. In addition, we will provide a copy of the Code of Ethics without charge upon written request to us.

Conflicts of Interest

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination.

The conflicts described above may not be resolved in our favor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2023, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Officer and Director Compensation

Prior to the consummation of the Business Combination, none of the executive officers or directors of ATAK received any cash compensation for services rendered. The Sponsor, executive officers, directors and their respective affiliates were reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. The named executive officers of New DIH, Jason Chen, Chief Executive Officer, Lynden Bass Chief Financial Officer and Patrick Bruno, Chief Marketing Officer were appointed after the end of the fiscal year ended December 31, 2023. Compensation for New DIH’s directors and executive officers before the consummation of the Business Combination is described in the Proxy Statement/Prospectus in the sections entitled “Executive And Director Compensation.”

Executive Officer Letters

Each of the current named executive officers has entered into an offer letter agreement with DIH. The employment of each officer is “at will” and the agreement may be terminated by either party, with or without cause, without the payment of any severance.

Pursuant to Mr. Chen’s offer letter, Mr. Chen is entitled to an initial annual base salary of $380,000. Mr. Chen is also eligible for a performance-based cash bonus of up to $190,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2023.

Pursuant to Ms. Bass’s offer letter, Ms. Bass is entitled to an initial annual base salary of $280,000. Ms. Bass is also eligible for a performance-based cash bonus of up to $140,000, the exact amount of which will be determined by DIH’s board of directors based on a review of her performance for the year ended March 31, 2023.

Pursuant to Mr. Bruno’s offer letter, Mr. Bruno is entitled to an initial annual base salary of $348,040. Mr. Bruno is also eligible for a performance-based cash bonus of up to $174,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Class A Common Stock as of the Closing Date by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Class A Common Stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address of each stockholder listed below is c/o DIH Holding US, Inc. 77 Accord Park Drive; Suite D-1, Norwell, MA.

Name and Address of Beneficial Owner	Shares Owned	Percentage Ownership
Directors and Executive Officers
Jason Chen(1)	14,085,241	34.7
Lynden Bass	—	—
Dr. Patrick Bruno	—	—
Max Baucus	—	—
F. Samuel Eberts III	—	—
Ken Ludlum	—	—
Cathryn Chen(2)	4,885,173	12.0
All Directors and Executive Officers as a Group (7 Persons)	18,970,414	46.8
5% or Greater Stockholders
DIH Technology Ltd.(1)(3)	14,085,241	34.7
ATAC Sponsor LLC(2)(4)	4,885,173	12.0

* Less than 1%

(1)	Jason Chen does not own any shares of DIH directly but may be deemed to have indirect ownership of DIH through his ownership of approximately 42% of the outstanding shares of DIH Technology Ltd. He does not have voting or dispositve power over the shares of DIH owned by DIH Technology Ltd. As a result of the completion of the Business Combination, he continues to have an indirect ownership of shares of New DIH through his ownership of DIH Technology Ltd. but does not have voting or dispositive power over such shares.
(2)	ATAC Sponsor LLC (the “Sponsor”) is the record holder of the shares reported herein. Zachary Wang, Cathryn Chen and Yida Gao are managing members of the Sponsor. Consequently, Cathryn Chen may be deemed the beneficial owner of the shares held by the Sponsor and have voting and dispositive control over such securities. Ms. Chen disclaims beneficial ownership of any shares other than to the extent she may have a pecuniary interest therein, directly or indirectly.
(3)	The business address for DIH Technology Ltd is P.O. Box 61, 3rd Floor Harbour Centre, North Church Street, Grand Cayman, KY1-1102, Cayman Islands.
(4)	The business address for the Sponsor is 4 Embarcadero Center, Suite 1449, San Francisco, CA 94105.

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

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of New DIH’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Max Baucus, F. Samuel Ebertts, III, Ken Ludlum, and Cathryn Chen will be an independent director under the Nasdaq listing rules and independent under Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has or has had with DIH and ATAK and all other facts and circumstances the Board deemed relevant in determining independence.

Director and Executive Compensation

Compensation for New DIH’s directors and executive officers before the consummation of the Business Combination is described in the Proxy Statement/Prospectus in the sections entitled “Executive And Director Compensation” beginning on page 201 and that information is incorporated herein by reference.

In connection with the Business Combination, ATAK shareholders approved the DIH Holding US, Inc. Equity Incentive Plan described in the Proxy Statement/Prospectus in the section entitled “Proposal No. 6 — The Stock Incentive Plan Proposal” beginning on page 122 and incorporated herein by reference. That summary of the Stock Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the text of the Stock Incentive Plan , which is filed as Exhibit 10.1 and is incorporated herein by reference. The plan allows New DIH to make equity and equity-based incentive awards, as well as cash awards, to employees, directors and consultants.

Decisions with respect to the compensation of New DIH’s executive officers will be made by the compensation committee of the Board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Certain Relationships and Related Transactions

DIH Related Party Transactions

Parties are considered related to DIH if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with DIH. Related parties also include principal owners of DIH, its management, members of the immediate families of principal owners of DIH and its management and other parties with which DIH may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. DIH discloses all related party transactions.

Transactions with DIH

DIH has not historically operated as a standalone business and has had various transactional relationships with DIH Cayman, a company formed in the Cayman Islands (“DIH Cayman”). Consistent with the basis of presentation in DIH’s financial statements presented elsewhere in the Proxy Statement/Prospectus, net parent company investment is primarily impacted by net funding provided by or distributed to DIH Cayman. For the years ended March 31, 2023 and 2022, the net transactions with parent were $(115) and $(179), respectively. Material activity impacting these balances were net loss contributing to accumulated deficit.

DIH Hong Kong

DIH Hong Kong is an investment holding company formed in the Hong Kong Special Administrative Region (“DIH Hong Kong”). DIH Hong Kong holds interests in DIH operating entities, which include Hocoma AG, a company formed in Switzerland (“Hocoma”), Motek ForceLink B.V, a company formed in the Netherlands (“Motek”) and DIH China, a company formed in the People’s Republic of China (“DIH China”). DIH Hong Kong does not have a management team or direct influence with any operating entities other than acting as shareholder of the entities listed.

Subsidiaries within DIH Hong Kong perform two lines of business including, smart pharmacy solutions and rehabilitation solutions. In the case of Motek, DIH China was Motek’s authorized distributor in China before DIH Hong Kong acquired Motek in 2015. This distributor relationship and terms did not change after the acquisition. In the case of Hocoma, DIH China assumed the distribution agreements with third parties after DIH Hong Kong acquired Hocoma. The terms of the distribution agreements are the same with the third party distributor.

For the period ending March 31, 2023, amounts recognized in the combined statement of operations include $159 in revenue from related party transactions. For the period ending March 31, 2022, amounts recognized in the combined statement of operations include $1,897 in revenue and $514 in cost of sales from related party transactions

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock and Warrants began trading on the Nasdaq Stock Market LLC under the symbols “DHAI” and “DHAIW” respectively, on February 9, 2024. We have not paid any cash dividends on shares of our Class A Common Stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed to us for professional services rendered by Marcum LLP for the years ended December 31, 2023 and 2022:

Services	2023	2022
Audit fees	$282,719	88,065
Audit-related fees	—	—
Total fees	$282,719	88,065

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”.

On March 12, 2024, the Audit Committee of the Board of Directors dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm. Marcum had served as the Company’s independent registered public accounting firm from May 2, 2022 through March 12, 2024. Marcum will continue to provide certain services to the Company in connection with the completion of the audit of the financial statements of Aurora Technology Acquisition Corp. through December 31, 2023. Marcum had served as the Company’s independent registered public accounting firm up to the completion of the Business Combination.

On March 12, 2024, the Audit Committee engaged BDO AG (“BDO”) as its new independent registered public accounting firm. The Company has authorized Marcum to respond fully to the inquiries of BDO, as the successor independent registered accounting firm.

BDO had served as independent registered public accounting firm for DIH Holding US, Inc., a Nevada corporation up through the completion of the Business Combination. During the two most recent fiscal years and the subsequent interim period through March 12, 2024, the Company did not consult with BDO with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Tax Fees

We did not pay Marcum or BDO for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees

We did not pay Marcum or BDO for other services for the year ended December 31, 2023 and 2022.

Pre-Approval Policy

In accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description

1.1	Underwriting Agreement dated February 7, 2022 between the Company and Maxim Group LLP, as representatives of the underwriters.*

2.1	Business Combination Agreement, dated as of February 26, 2023, by and among Aurora Technology Acquisition Corp., Aurora Technology Merger Sub Corp., and DIH Holding US, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

2.2	Sponsor Support Agreement, dated as of February 26, 2023, by and among ATAC Sponsor LLC, a Delaware limited liability company, the other persons set forth on Schedule I thereto, Aurora Technology Acquisition Corp., a Cayman Islands exempted company, and DIH Holding US, Inc. (incorporated by reference to Annex F to definitive proxy statement/prospectus pursuant to Rule 424(b)(3), filed by the Aurora Technology Acquisition Corp. with the SEC on November 15, 2023).

2.3	Stockholder Support Agreement, dated as of February 26, 2023, by and among the persons set forth on Schedule I thereto, Aurora Technology Acquisition Corp., and DIH Holding US, Inc. (incorporated by reference to Annex G to definitive proxy statement/prospectus pursuant to Rule 424(b)(3), filed by the Aurora Technology Acquisition Corp. with the SEC on November 15, 2023).

2.4	Amended and Restated Registration Rights Agreement , dated as of February 7, 2024, by and among, (i) Aurora Technology Acquisition Corp., a Delaware corporation (formerly a Cayman Islands exempted company), (ii) ATAC Sponsor LLC, a Delaware limited liability company, (iii) Maxim Group LLC, (iv) the Sponsor equityholders as set forth on Exhibit A thereto, (v) certain equityholders designated on Exhibit B thereto and (vi) any other parties listed on the signature pages thereto and any other person or entity who thereafter becomes a party to the Agreement pursuant to Section 6.2 thereto.

3.1	Amended and Restated Memorandum and Articles of Association.*

3.2	Amendment No. 1 to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023)

3.3.	Amended and Restated Certificate of Incorporation of DIH Holding US, Inc. filed with the Delaware Secretary of State on December February 7, 2024.

3.4	Amended and Restated Bylaws of DIH Holding US, Inc. (incorporated by reference to Annex E to definitive proxy statement/prospectus pursuant to Rule 424(b)(3), filed by the Aurora Technology Acquisition Corp. with the SEC on November 15, 2023).

4.1	Description of securities***

4.2	Specimen Unit Certificate.**

4.3	Specimen Ordinary Share Certificate.**

4.4	Specimen Warrant Certificate.**

4.5	Specimen Rights Certificate.**

4.6	Warrant Agreement dated February 7, 2022 between Continental Stock Transfer & Trust Company and the Company.*

4.7	Rights Agreement dated January 11, 2022 between Continental Stock Transfer & Trust Company and the Company.*

10.1	Investment Management Trust Agreement dated February 7, 2022 between Continental Stock Transfer & Trust Company and the Company.*

10.2	Amendment No. 1 to Investment Management Trust Agreement dated February 6, 2023 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023)

10.3	Registration Rights Agreement dated February 7, 2022 between the Company and certain security holders.*

10.4	Administrative Services Agreement dated February 7, 2022 between the Company and ATAC Sponsor LLC.*

10.5	Form of Indemnification Agreement*

10.6	Private Placement Warrants Purchase Agreement dated February 7, 2022 between the Company and ATAC Sponsor LLC.*

10.7	Letter Agreement dated February 7, 2022 by and among the Company, its officers, its directors and ATAC Sponsor LLC.*

10.8	Promissory Note dated August 7, 2021, issued to ATAC Sponsor LLC**

10.9	Subscription Agreement dated August 7, 2021, between the Registrant and ATAC Sponsor LLC**

10.10	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2023).

10.11	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2023).

10.12	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

10.13	Promissory Note to ATAC Sponsor LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

10.14	Sponsor Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., ATAC Sponsor LLC, and certain shareholders (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.15	Stockholder Support Agreement, dated February 26, 2023, by and among Aurora Technology Acquisition Corp., DIH Holding US, Inc., Aurora Technology Acquisition Corp., and certain stockholders (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.16	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.17	DIH Holding US, Inc. Equity Incentive Plan (incorporated by reference to Annex I to Form 424B3, filed by the Aurora Technology Acquisition Corp. with the SEC on November 15, 2023).

14	Code of Ethics. ***

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

97.1***	Clawback Policy

97.2***	Insider Trading Policy

97.3***	Whistleblower Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2022.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-261753).

***	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29 day of April, 2024.

DIH HOLDING US, INC.

By:	/s/ Jason Chen
Name:	Jason Chen
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Chen	Chief Executive Officer and Chairman	April 29, 2024
Jason Chen	(Principal Executive Officer)

/s/ Lynden Bass	Chief Financial Officer and Director	April 29, 2024
Lynden Bass	(Principal Financial and Accounting Officer)

/s/ Dr. Patrick Bruno	Chief Marketing Officer and Director	April 29, 2024
Dr. Patrick Bruno

	Director	April 29, 2024
Max Baucus

/s/ F. Samuel Eberts III	Director	April 29, 2024
F. Samuel Eberts III

/s/ Ken Ludlum	Director	April 29, 2024
Ken Ludlum

/s/ Cathryn Chen	Director	April 29, 2024
Cathryn Chen

Audited Financial Statements of Aurora Technology Acquisition Corp. as of and for the years ending December 31, 2023 and 2022

DIH HOLDING US, INC. F/K/A AURORA TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DIH Holdings US, Inc. F/K/A Aurora Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DIH Holdings US, Inc. F/K/A Aurora Technology Acquisition Corp.(the “Company”) as of December 31, 2023 and 2022, the related statements of income, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 2023 and through the date of the business combination in February 2024, the Company had a significant working capital deficit, had incurred significant costs in pursuit of its financing and acquisition plans, and the possibility existed that the Company may have needed to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. As more fully described in Note 1, the Company is currently assessing the combined entity’s ability to continue as a going concern. Until that assessment is complete, these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, New York

April 29, 2023

DIH HOLDING US, INC. F/K/A AURORA TECHNOLOGY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$12,355	$191,103
Prepaid expenses	—	284,597
Total current assets	12,355	475,700
Non-current assets:
Marketable securities held in Trust Account	58,648,639	206,879,903
Total non-current assets	58,648,639	206,879,903
Total Assets	$58,660,994	$207,355,603

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,348,846	$30,132
Accrued expenses	167,050	357,026
Accrued offering costs	50,000	50,000
Due to related party	55,662	—
Promissory note – related party	1,996,500	—
Total current liabilities	4,618,058	437,158
Non-current liabilities:
Warrant liabilities	270,020	589,420
Deferred underwriter fee payable	7,070,000	7,070,000
Total non-current liabilities	7,340,020	7,659,420
Total Liabilities	11,958,078	8,096,578

Commitments and Contingencies (Note 8)

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,307,292 and 20,200,000 shares subject to possible redemption issued and outstanding, at redemption value of $11.05 and $10.24 per share, as of December 31, 2023 and 2022, respectively	58,648,639	206,879,903

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 303,000 shares issued and outstanding (excluding 5,307,292 and 20,200,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,050,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	505	505
Additional paid-in capital	—	—
Accumulated deficit	(11,946,258)	(7,621,413)
Total Shareholders’ Deficit	(11,945,723)	(7,620,878)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$58,660,994	$207,355,603

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC. F/K/A AURORA TECHNOLOGY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Formation and operating costs	$3,527,996	$1,705,315
Loss from operations	(3,527,996)	(1,705,315)
Other income:
Change in fair value of warrant liability	319,400	5,191,127
Gain on extinguishment of over-allotment liability	—	258,440
Gain on extinguishment of liability	364,786	—
Dividend income on marketable securities held in Trust Account	3,484,006	2,859,903
Other income, net	4,168,192	8,309,470
Net income	$640,196	$6,604,155

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,066,563	18,041,644
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.28
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	5,353,000	5,315,282
Basic and diluted net income per share, non-redeemable ordinary shares	$0.05	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC. F/K/A AURORA TECHNOLOGY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A
	Ordinary Shares Subject to		Class A		Class B		Additional
	Possible Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	20,200,000	$206,879,903	303,000	$30	5,050,000	$505	$—	$(7,621,413)	$(7,620,878)
Redemption of Class A ordinary shares	(14,892,708)	(153,196,305)	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	4,965,041	—	—	—	—	—	(4,965,041)	(4,965,041)
Net income	—	—	—	—	—	—	—	640,196	640,196
Balance as of December 31, 2023	5,307,292	58,648,639	303,000	$30	5,050,000	$505	$—	$(11,946,258)	$(11,945,723)

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC. F/K/A AURORA TECHNOLOGY ACQUISITION CORP.
CONSOLIDARTED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (CONTINUED)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A
	Ordinary Shares Subject to		Class A		Class B		Additional
	Possible Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	—	$—	5,750,000	$575	$24,425	$(9,963)	$15,037
Issuance of Class A ordinary shares	20,200,000	174,013,413	—	—	—	—	—	—	25,000
Remeasurement of Class A ordinary shares to redemption value at IPO	—	32,866,490	—	—	—	—	(18,650,885)	(14,215,605)	(32,866,490)
Forfeiture of Class B ordinary shares issued to Sponsor	—	—	—	—	(700,000)	(70)	70	—	—
Issuance of representative shares	—	—	303,000	30	—	—	3,029,970	—	3,030,000
Rights underlying the Units	—	—	—	—	—	—	15,596,420	—	15,596,420
Net income	—	—	—	—	—	—	—	6,604,155	6,604,155
Balance as of December 31, 2022	20,200,000	206,879,903	303,000	$30	5,050,000	$505	$—	$(7,621,413)	$(7,620,878)

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC. F/K/A AURORA TECHNOLOGY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$640,196	$6,604,155
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(3,484,006)	(2,859,903)
Allocation of deferred offering costs for warrant liability	—	516,746
Change in fair value of warrant liability	(319,400)	(5,191,127)
Gain on extinguishment of over-allotment liability	—	(258,440)
Gain on extinguishment of liability	(364,786)	—
Changes in current assets and current liabilities:
Due to related party	55,662	—
Prepaid expenses	284,597	(284,597)
Accounts payable and accrued expenses	2,493,524	377,211
Net cash used in operating activities	(694,213)	(1,095,955)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(204,020,000)
Purchase of marketable securities held in Trust Account	(1,485,000)	—
Redemption of marketable securities held in Trust Account	153,200,270	—
Net cash provided (used) in investing activities	151,715,270	(204,020,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	202,000,000
Payment of underwriting fee	—	(2,525,000)
Proceeds from sale of Private Warrants	—	6,470,000
Proceeds from promissory note – related party	1,996,500	—
Payment of promissory note – related party	—	(242,801)
Payment of deferred offering costs	—	(460,514)
Payment of redemption on Class A ordinary shares	(153,196,305)	—
Net cash (used) provided by financing activities	(151,199,805)	205,241,685

Net Change in Cash	(178,748)	125,730
Cash – Beginning	191,103	65,373
Cash-Ending	$12,355	$191,103

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Initial measurement of Class A ordinary shares subject to possible redemption	$—	$174,013,413
Initial measurement of public warrants and private placement warrants	$—	$5,780,547
Deferred underwriting fee payable	$—	$7,070,000
Remeasurement of Class A ordinary shares subject to possible redemption	$4,965,041	$32,866,490
Forfeiture of Founder Shares	$—	$(70)
Issuance of Representative Shares	$—	$30
Deferred offering costs included in accrued offering costs	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC. F/K/A AURORA TECHNOLOGY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PLANS OF BUSINESS OPERATIONS

Organization and General

Aurora Technology Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 6, 2021. The Company is a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, recapitalization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Sponsor and Initial Financing

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “July Extraordinary General Meeting”), to, among other things, approve (i) a special resolution to amend the amended and restated articles of association of the Company (the “Articles”) giving the Company the right to further extend the Business Combination Period six (6) times for an additional one (1) month each time, from August 9, 2023 to February 7, 2024 (the “Second Extension Amendment”) and (ii) the proposal to approve the Second Trust Amendment (as defined below). All proposals at the July Extraordinary General Meeting were approved by the shareholders of the Company. As such, the Company and Transfer Agent entered into Amendment No. 2 to the Investment Management Trust Agreement, to allow ATAK to extend the Business Combination Period six (6) times for an additional one (1) month each time from August 9, 2023 to February 9, 2024 by depositing into the Trust Account for each one-month extension the lesser of: (x) $135,000 or (y) $0.045 per share multiplied by the number of public shares then outstanding (the “Second Trust Amendment”). In addition, on July 27, 2023, the Company adopted the Second Extension Amendment, amending the Company’s Articles. As of December 31, 2023, the Company exercised eleven of the one-month extensions, depositing a total of $1,485,000 into the Trust Account to fund the extensions.

In connecting with the closing of the Business Combination discussed below, on February 7, 2024, the Trust was liquidated.

Business Combination

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

On February 6, 2024, ATAK and DIH received approval of The Nasdaq Stock Market LLC to list the Class A common stock of New DIH to be outstanding after the Closing on the Nasdaq Global Market under the symbol “DHAI.” The outstanding warrants to purchase shares of Class A common stock have been approved for listing on the Nasdaq Capital Market under the symbol “DHAIW.”

The parties also announced that the Closing will occur on February 7, 2024 with trading to commence under the new name and symbols on February 9, 2024.

In connection with the Closing, ATAK agreed to waive a condition to Closing that required that DIH had completed a corporate reorganization in the form specified in the Business Combination Agreement as to permit the Closing to occur on February 7, 2024, the last possible date for Closing under the SPAC’s governing documents.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, the Company had $12,355 and $191,103 in operating cash, respectively, and working capital (deficit) of $(4,605,703) and $38,542, respectively.

The Company’s liquidity needs up to December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (see Note 5), and proceeds from the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs and extension payments.

During 2023 and through the date of the Business Combination, the Company had a significant working capital deficit, had incurred significant costs in pursuit of its financing and acquisition plans, and the possibility existed that the Company may have needed to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Therefore, as of December 31, 2023, and during the period prior to the Business Combination with DIH, these conditions raised substantial doubt about the Company’s ability to continue as a going concern. Upon completion of the Business Combination and as of the date these financial statements are issued, the Company is currently assessing the combined entity’s ability to continue as a going concern. Until that assessment is complete, the Company continues to report that there is substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are issued (see Note 10).

Risks and Uncertainties

Management continues to evaluate the impact of the ongoing conflict between Russia and Ukraine, the conflict in the Middle East between Hamas and Israel, rising levels of inflation and interest rates, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Although our financial results have not yet been adversely affected by the war in Ukraine or the conflict in the Middle East between Hamas and Israel, and we do not conduct business in Russia, Ukraine, Palestine or Israel, our financial results, our ability to raise capital or raise capital on favorable terms, and a potential target business’s financial condition, results of operations, or prospects, may be adversely affected by Russia’s invasion of Ukraine and the conflict in the Middle East between Hamas and Israel. In addition, the United States and other nations have raised the possibility of sanctions on China, Chinese banks, and companies with operations in China that do business with Russia or its allies, including Belarus. Although we do not conduct business in Russia or Belarus, or with Russian or Belarusian counterparties, we may be impacted by sanctions imposed on third parties. Our operations may also be adversely impacted by any actions taken by China in response to the war or any related sanctions or threatened sanctions. Such actual or threatened sanctions and other geopolitical factors arising in connection with the way, such as continued political or economic instability or increased economic or political tensions between the United States and China, could also adversely affect our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ordinary shares and/or a potential target business’s financial condition, results of operations, or prospects.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as December 31, 2023 and 2022.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on February 9, 2022, an amount of $204,020,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and is invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (unless extended) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 12 months from the closing of our initial public offering (unless extended), our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. As of December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. All of the investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On February 9, 2023, certain investors redeemed 14,529,877 shares of Class A ordinary shares for $149,322,133, resulting in a reduction to shares of Class A ordinary shares outstanding to 5,670,123. On July 28, 2023, certain investors redeemed 362,831 shares of Class A ordinary shares for $3,874,172, resulting in a reduction to shares of Class A ordinary shares outstanding to 5,307,292. Accordingly, at December 31, 2023 and 2022, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2023, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$202,000,000
Less:
Proceeds allocated to public warrants	(3,521,870)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,079,620)
Fair value allocated to rights	(15,596,420)
Plus:
Proceeds allocated to private warrants	4,211,323
Re-measurement of Class A ordinary shares subject to possible redemption	32,866,490
Class A ordinary shares subject to possible redemption, December 31, 2022	206,879,903
Redemption of Class A ordinary shares	(153,196,305)
Re-measurement of Class A ordinary shares subject to possible redemption	4,965,041
Class A ordinary shares subject to possible redemption, December 31, 2023	$58,648,639

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 6,470,000 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of net income per ordinary share subject to possible redemption and allocates the net income into the two classes of stock in calculating net earnings per ordinary share, basic and diluted. For redeemable Class A ordinary shares, net income per ordinary share is calculated by dividing the net income by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. For non-redeemable Class A ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class A ordinary shares outstanding for the period. Non-redeemable Class A ordinary shares include the representative shares issued to Maxim at the closing of the initial public offering. For non-redeemable Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of non-redeemable Class B ordinary shares outstanding for the period. Non-redeemable Class B ordinary shares include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended
	December 31,
	2023	2022
Class A ordinary shares subject to possible redemption
Numerator: income attributable to Class A ordinary shares subject to possible redemption
Net income attributable to Class A ordinary shares subject to possible redemption	$364,263	$5,101,263
Denominator: weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,066,563	18,041,644
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.28

Non-redeemable ordinary shares
Numerator: income attributable to non-redeemable Class A and Class B ordinary shares
Net income attributable to non-redeemable Class A and Class B ordinary shares	$275,933	$1,502,892
Denominator: weighted average non-redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,353,000	5,315,282
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.05	$0.28

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing the impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory note-related party

On August 7, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. At the time of repayment, there was $242,801 outstanding under the Promissory Note. On February 9, 2022, the Company repaid the Sponsor for amounts outstanding under the Promissory Note. As of December 31, 2023 and 2022, there were no amounts outstanding under the Promissory Note.

On February 8, 2023, the Company issued and drew fully against a promissory note in the amount of $90,000 to fund working capital needs (the “First Working Capital Note”). Additionally, on February 8, 2023, the Company issued a promissory note in the amount of $135,000 to fund the Company’s first extension payment (the “First Extension Note”), which has not been drawn against. On March 3, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Second Extension Note”). On each of March 7, 2023, April 6, 2023, May 5, 2023, June 2, 2023, and July 5, 2023, the Company drew $135,000, $675,000 in the aggregate, against the Second Extension Note to pay for each additional one-month extension. On April 6, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Second Working Capital Note”). On May 2, 2023, the Company issued and drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Third Working Capital Note”). On June 14, 2023, the Company issued and drew fully against a promissory note in the amount of $20,000 to fund working capital needs (the “Fourth Working Capital Note”). On July 7, 2023, the Company issued and subsequently on July 10, 2023, drew fully against a promissory note in the amount of $100,000 to fund working capital needs (the “Fifth Working Capital Note”). On July 31, 2023, the Company issued a promissory note in the amount of $810,000 to pay for up to six additional one-month extension payments (the “Third Extension Note”). On each of July 31, 2023, September 1, 2023, October 2, 2023, November 2, 2023, and December 5, 2023, the Company drew $135,000, $675,000 in the aggregate, against the Third Extension Note to pay for each additional one-month extension. On September 1, 2023, the Company issued and drew fully against a promissory note in the amount of $50,000 to fund working capital needs (the “Sixth Working Capital Note”). On October 24, 2023, the Company issued and drew fully against a promissory note in the amount of $75,000 to fund working capital needs (the “Seventh Working Capital Note”). On November 17, 2023, the Company issued and drew fully against a promissory note in the amount of $50,000 to fund working capital needs (the “Eighth Working Capital Note”). On November 21, 2023, the Company issued and drew fully against a promissory note in the amount of $25,000 to fund working capital needs (the “Ninth Working Capital Note”). On December 8, 2023, the Company issued and drew fully against a promissory note in the amount of $36,500 to fund working capital needs (the “Tenth Working Capital Note” and together with the First Working Capital Note, the Second Working Capital Note, the Third Working Capital Note, the Fourth Working Capital Note, the Fifth Working Capital Note, the Sixth Working Capital Note, the Seventh Working Capital Note, the Eighth Working Capital Note, and the Ninth Working Capital Note, collectively, the “Working Capital Notes”).

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

As of December 31, 2023, there was $646,500 and $1,350,000 outstanding ($1,996,500 in the aggregate) under the Working Capital Notes and Extension Notes, respectively

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers, directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Administrative support agreement

Commencing on February 9, 2022, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and paid $120,000 and $110,000 in administrative support agreement expenses for the year ended December 31, 2023 and 2022, respectively.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preference shares – The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares – The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were 303,000 Class A Ordinary Shares issued or outstanding, excluding 5,307,292 and 20,200,000 shares subject to possible redemption as presented in temporary equity as of December 31, 2023 and 2022, respectively.

Class B ordinary shares – The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 5,050,000 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

For so long as any Class B ordinary shares remain outstanding, the Company may not, without the prior vote or written consent of the holders of a majority of the Class B ordinary shares then outstanding, voting separately as a single class, amend, alter or repeal any provision of our memorandum and articles of association, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class B ordinary shares. Any action required or permitted to be taken at any meeting of the holders of Class B ordinary shares may be taken without a general meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding Class B ordinary shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a general meeting at which all Class B ordinary shares were present and voted.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustment.  In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

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

Ordinary Shares Redemption

On December 18, 2023, the Company held an extraordinary general meeting of its shareholders (the “Extraordinary General Meeting”), for which the shareholders approved the Business Combination Proposals. In connection with the vote to approve the Business Combination Proposals, holders of 4,815,153 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash solely in the event that the Company completes a Business Combination. As such, simultaneous with the completion of the Business Combination on February 7, 2024, 4,815,153 Class A ordinary shares were redeemed.

NOTE 9. FAIR VALUE MEASUREMENTS

At December 31, 2023 and 2022, the Company’s warrant liability was valued at $270,020 and $589,420, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2023 and 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value The Company transferred the fair value of Public Warrants and Private Placement Warrants from a Level 3 measurement to a Level 1 and Level 2 measurement, respectively, in 2022. The measurement of the Public Warrants as of December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ATAKW. The measurement of the Private Placement Warrants as of December 31, 2023 is classified as Level 2 as its value is derived from the directly observable quoted prices of the Public Warrants in active markets.

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	3,521,870	2,258,677	5,780,547
Change in fair value	(1,905,870)	(2,115,677)	(4,021,547)
Transfer of public warrants to Level 1 measurement	(1,616,000)	—	(1,616,000)
Transfer of Private Placement Warrants to Level 2 measurement	—	(143,000)	(143,000)
Level 3 derivative warrant liabilities as of December 31, 2022	—	—	—
Change in fair value	—	—	—
Level 3 derivative warrant liabilities as of December 31, 2023	$—	$—	$—

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2023:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$58,648,639	$—	$—
Liabilities
Public Warrants	$204,020	$—	$—
Private Placement Warrants	$—	$66,000	$—

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022:

Assets
Cash and marketable securities held in trust account	$206,879,903	$—	$—
Liabilities
Public Warrants	$446,420	$—	$—
Private Placement Warrants	$—	$143,000	$—

The following table presents the changes in the fair value of derivative warrant liabilities as of December 31, 2023 and 2022:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance	3,521,870	2,258,677	5,780,547
Change in fair value	(3,075,450)	(2,115,677)	(5,191,127)
Derivative warrant liabilities at December 31, 2022	$446,420	$143,000	$589,420
Change in fair value	(242,400)	(77,000)	(319,400)
Derivative warrant liabilities at December 31, 2023	$204,020	$66,000	$270,020

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

Subsequent Measurement

The Company values the Private Placement Warrants relative to the market prices of ordinary share and the Public Warrants, which are both actively traded on a public market. The valuation model for the Private Placement Warrants is a risk-neutral Monte Carlo simulation. As of December 31, 2023, the measurement of the Public Warrants was valued using an observable market quote in an active market under the ticker ATAKW.

The key inputs into the Monte Carlo simulation model were as follows at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Ordinary Share price	$4.48	$10.23
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.81%	3.94%
Volatility	0.00%	0.00%
Term	5.11	5.50
Warrant to buy one share	$0.01	$0.02
Dividend yield	0.00%	0.00%

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements, other than the below.

On January 4, 2024, the Company extended the Combination Period from January 9, 2024 to February 7, 2024 by depositing $135,000 into the Trust Account on January 4, 2024.

On February 6, 2024, ATAK and DIH received approval of The Nasdaq Stock Market LLC to list the Class A common stock of New DIH to be outstanding after the Closing on the Nasdaq Global Market under the symbol “DHAI.” The outstanding warrants to purchase shares of Class A common stock have been approved for listing on the Nasdaq Capital Market under the symbol “DHAIW.”

The Closing occurred on February 7, 2024 with trading commencing under the new name and symbols on February 9, 2024.

Simultaneous with the Closing on February 7, 2024, the Sponsor agreed to forgive all amounts outstanding under the Working Capital Notes and Extension Notes, $646,500 and $1,485,000, respectively ($2,131,500 in the aggregate).

On February 9, 2024, DIH Holding US, Inc. entered into a subscription agreement for a private placement of 150,000 shares of its Class A common stock at a per share price of $10.00 for a total aggregate purchase price of $1.5 million.

