Form 10-K/A
period 2023-12-31
DIH HOLDING US, INC.
filed 2024-05-20
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to________

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

As of April 26, 2024, there were 40,544,935 shares of Class A Common Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K hereby amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which DIH Holding US, Inc. previously filed with the Securities and Exchange Commission on April 29, 2024 solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm by amending “April 29, 2023” to “April 29, 2024”.

Except as expressly set forth herein, this Amendment No. 1 to Form 10-K does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the disclosures contained therein in any way. Accordingly, this Amendment No. 1 to Form 10-K should be read in conjunction with the original filing on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of May 2024.

DIH HOLDING US, INC.

By:	/s/ Jason Chen
Name:	Jason Chen
Title:	Chief Executive Officer

(Duly Authorized Officer)

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 29, 2024

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

