Form 10-K
period 2024-03-31
DIH HOLDING US, INC.
filed 2024-07-15
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41250

DIH HOLDING US, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1624542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Accord Park Drive; Suite D-1 Norwell, MA	02061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 871-2101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	DHAI	The Nasdaq Stock Market LLC
Warrants	DHAIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on September 30, 2023, was $60,871,668.

The number of shares of Registrant’s Common Stock outstanding as of June 30,2024 was 40,544,935

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	our ability to raise sufficient capital to support our operations and fund our growth initiatives;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to our relations with our resellers, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;

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

ii

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

iii

PART I

Item 1. Business.

Overview

DIH Holding US, Inc., a Delaware corporation and its consolidated subsidiaries are referred to in this Form 10-K as "we," “our,” “us,” the “Company,” or “DIH.” DIH is a global provider of advanced robotic devices used in physical rehabilitation, which incorporate visual stimulation in an interactive manner to enable clinical research and intensive functional rehabilitation and training in patients with walking impairments, reduced balance and/or impaired arm and hand functions. We strive to serve the rehabilitation market by providing a broad array of devices and services focused on the customer and patient recovery. DIH stands for our vision to “Deliver Inspiration & Health” to improve the daily lives of millions of people with disabilities and functional impairments.

DIH offers innovative, robotic-enabled rehabilitation devices in an interactive environment. These solutions allow for intensive rehabilitation across the spectrum of patient specific levels of care, while also tracking patients’ progress and providing a network of collaboration and encouragement. DIH is dedicated to restoring mobility and enhancing human performance through a broad array of devices that can enable the transformation of rehabilitation care at our customers. Our revenue is concentrated in Europe, Middle East and Africa (“EMEA”) and Americas, with the remaining revenue in Asia Pacific (“APAC”).

Corporate History

DIH Technology Ltd. (“DIH Cayman”) was founded in 2014 by Chief Executive Officer and Chairman, Jason Chen, with the belief that synergies could be created by integrating the niche players in the rehabilitation therapy and research markets to build a global leading growth platform. As part of this strategy, in April 2015, DIH Hong Kong, a wholly owned subsidiary of DIH Cayman, acquired Motek ForceLink B.V. and its subsidiaries (together “Motek" or "Motek Group"), a Netherlands-based technology leader in sophisticated VR-enabled movement platforms that set the standards for human movement research and treatment; and in September 2016 acquired Hocoma AG (“Hocoma”), a Switzerland-based global market leader in the development, manufacturing and marketing of robotic and sensor-based devices for functional movement therapy.

Subsequently, DIH Hong Kong organized Motek ForceLink and Hocoma under a global management framework, with the purpose of building a scalable global business blending the technical, product and market strengths of those two firms to create a scalable and fully aligned global growth and operational bases that can be leveraged for rapid growth.

Prior to the reverse recapitalization with Aurora Technology Acquisition Corp. (“ATAK”) and the reorganization, DIH Cayman owned 100% of DIH Hong Kong and DIH Hong Kong owned 100% of various operating entities including the manufacturing entities Hocoma AG and Motek Group. Hocoma AG was the sole owner of five commercial selling entities located in the United States, Chile, Slovenia, Germany, and Singapore. The commercial entities had exclusive rights to distribute the goods produced by Hocoma AG and Motek Group. While the business under DIH Cayman historically functioned together, they maintained largely independent management teams and did not rely on corporate or other support functions from DIH Cayman.

On October 6, 2020, Hocoma AG created a new wholly owned subsidiary, DIH US Corp, a Delaware entity. The purpose of DIH US Corp was to own 100% of the commercial selling entities. On May 31, 2021, Hocoma AG completed the share transfer of commercial entities to DIH US Corp.

On June 2, 2021, DIH Cayman formed a wholly owned subsidiary, DIH Holding US Inc., a Nevada Corporation (“Legacy DIH” or “DIH Nevada”). This entity was established to serve as a US-based holding company, to which assets could be transferred, setting the foundation for the future of the Company, which would eventually engage in the Business Combination with ATAK.

On June 21, 2021, Hocoma AG formed another wholly owned subsidiary, Hocoma Medical GmbH. The purpose of Hocoma Medical GmbH was to transfer the net assets of Hocoma AG, excluding intellectual property and non-transferable debt, and then sell the entity and its assets to DIH Nevada, for inclusion in the foundation of the future Company.

On July 1, 2021, DIH Cayman completed a series of reorganization steps to transfer DIH US Corp and its subsidiaries from Hocoma AG to DIH Nevada, effectively creating the Company. Hocoma AG entered into the following transactions:

1.
Hocoma AG sold 100% of its share ownership of DIH US Corp to DIH Nevada, for $7.8 million.
2.
Hocoma AG sold its net assets, excluding third-party debt and intellectual property, to Hocoma Medical GmbH for a $10.5 million intercompany note between Hocoma AG and Hocoma Medical GmbH.
3.
Hocoma AG sold its intellectual property to DIH Technology Inc. (a wholly owned subsidiary of DIH US Corp) for $1.6 million.
4.
Hocoma AG then sold the share ownership of Hocoma Medical GmbH to DIH Nevada for $10.5 million.

However, on July 1, 2021, the former shareholders of Hocoma AG applied for and were granted an ex-parte preliminary injunctions by a Swiss district court. The injunctions prohibited Hocoma AG to transfer any business or assets to Hocoma Medical, and as well as the sale of Hocoma Medical from DIH Hong Kong to the Company. Consequently, Hocoma AG and its shareholders challenged these preliminary injunctions through their Swiss counsels at Homburger. On January 12, 2024, the court revoked the preliminary injunctions granted on July 1, 2021. Therefore, the injunctions no longer have any legal effect on the contribution of the business/assets of Hocoma AG to Hocoma Medical and the transfer of the ownership of Hocoma Medical GmbH to the Company. Hocoma Medical GmbH, including the business/assets transferred by Hocoma AG, became a wholly-owned subsidiary of DIH Nevada as of July 1, 2021.

DIH Cayman intended to transfer Hocoma AG (remaining assets and liabilities) and Motek Group to DIH Nevada pursuant to the Business Combination Agreement. However, DIH Cayman was subject to a lien in Hong Kong related to DIH China, a company formed in the People’s Republic of China (“DIH China”) and a wholly owned subsidiary of DIH Hong Kong. The lien was filed on July 31, 2021 on the immediate parent company of Hocoma AG and Motek Group and prevented the transfer of Hocoma AG and Motek Group. This matter is currently under review by local authorities and DIH Cayman is working to facilitate the completion of the intended transfer.

While the Company’s businesses have historically functioned together with the other businesses controlled by DIH Cayman, the Company’s businesses are largely isolated and not co-dependent on corporate or other support functions. DIH Hong Kong is a wholly-owned subsidiary of DIH Cayman and the Company was a wholly-owned subsidiary of DIH Cayman prior to closing of the Business Combination.

In October 2022, DIH Nevada acquired the SafeGait 360 and SafeGait Active smart mobility trainer systems from Gorbel, an innovative United States-based developer and manufacturer of smart material handling and fall protection equipment. The SafeGait acquisition was accounted for as an asset acquisition based on an evaluation of the U.S. GAAP guidance for business combinations.

Organization structure immediately prior to the Business Combination

Immediately before closing of the Business Combination, DIH Nevada was a wholly owned subsidiary of DIH Cayman. DIH Nevada held 100% ownership of DIH US Corp, which in turn owned the commercial entities. Additionally, DIH Nevada held 100% ownership of Hocoma Medical GmbH, which contained the net assets transferred from Hocoma AG.

DIH maintained exclusive distributor agreements with Motek Group for its advanced human movement research and rehabilitation products and services designed to support efficient functional movement therapy within specified territories. Under the distribution agreements, Motek supplied the products and services to the Company at the prices detailed in the agreement, with the Company entitled to a distributor margin.

Business Combination

On February 7, 2024 (the “Closing Date”), Aurora Technology Acquisition Corp. a Cayman Island exempted company which migrated and domesticated as a Delaware corporation (“ATAK”), Aurora Technology Merger Sub, a Nevada corporation and a direct, wholly-owned subsidiary of ATAK (“Merger Sub”) and DIH Nevada consummated a previously announced business combination pursuant to a business agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”) following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions. In connection with the Closing, ATAK migrated and changed its domestication to become a Delaware corporation and changed its name to “DIH Holding US, Inc.” The Amended and Restated Certificate of Incorporation of DIH authorizes one class of common stock as Class A Common Stock ("Common Stock").

The historical financial results presented in the registration statements were prepared on a combined basis including Legacy DIH, Hocoma AG and Motek Group pursuant to the Business Combination Agreement for the intended Reorganization (as such term is defined in the Business Combination Agreement). Due to the lien on DIH Hong Kong related to DIH China, the Reorganization could not be completed as defined by the Business Combination Agreement, meaning that Motek Group and Hocoma AG ownership could not be transferred to the Company prior to the Closing.

In connection with the Closing of the Business Combination and in accordance with the terms of the Business Combination Agreement, ATAK agreed to waive the closing condition that the Reorganization be completed prior to Closing. The Company agreed to use its best efforts to complete the Reorganization as defined in the Business Combination Agreement as soon as possible thereafter. The Reorganization has not been completed as of the filing date of this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the Company has recast historical financial statements on a consolidated basis including only operations from Legacy DIH. Hocoma AG and the Motek Group remained with DIH Hong Kong and are excluded from the consolidation of the Company.

Upon closing of the Business Combination with ATAK, the Company owns 100% of DIH US Corp, which in turn owns the commercial entities. Additionally, the Company owns 100% ownership of Hocoma Medical GmbH, which contains the net assets transferred from Hocoma AG. The Company maintains an exclusive distribution agreement with Motek Group as of the date of this Annual Report on Form 10-K. DIH Cayman owns approximately 34.7% shares of common stock of the Company, including earn-out shares held in escrow account. Jason Chen, the Company's Chief Executive Officer and Chairman of the Board of Directors does not own any shares of DIH directly but may be deemed to have indirect ownership of DIH through his ownership of approximately 42% of the outstanding shares of DIH Cayman.

The Company’s organizational chart as of the date of this report is as follows:

DIH Holding US, Inc.
(DHAI, Delaware)
Note: formerly Aurora Technology Acquisition Corp. (ATAK)
DIH Holding US, Inc.
(Nevada)
Note: historical parent company
Hocoma Medical GmbH
(Switzerland)
Note: purchaser of assets from Hocoma AG
DIH US Corp.
(Delaware)
Note: holding company for regional commercial entities
DIH Technology, Inc.
(Delaware)
Note: North America commercial entity, purchaser of Hocoma AG IP
DIH Technology d.o.o.
(Slovenia)
Note: EMEA Indirect sales commercial entity
DIH GmbH
(Germany)
Note: EMEA Direct sales commercial entity
DIH S.p.a.
(Chile)
Note: South and Central Americas commercial entity
DIH PTE. LTD.
(Singapore)
Note: APAC commercial sales entity

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
■

Outpatient rehabilitation facilities (“ORFs”) which include outpatient rehabilitation clinics, skilled nursing or long-term care facilities). We are currently focused on the North American and European markets to accelerate market penetration, while seeking early-stage opportunities in other international markets for future expansion

For the ARF (or Research Market), our products enable thought-provoking and sophisticated simulation and evaluation of general human performance, and specifically focuses on dynamic gait and balance-focused movement research, through our industry-leading interactive VR platform. The platform is empowered by motion capture hardware, couple with advanced human body modeling software, that creates real time visualization of the active participant. The integration of this technology with advanced robotics and other smart systems expands imaginative research interests. Most of the top 50 global leading research centers in human performance and rehabilitation have adopted our technologies as the key base of their research exploration. We believe that by integrating leading products in biomechanical research we sourced through Motek (with which we have an exclusive distribution agreement) with our advanced robotics and other AI-based innovative products we could leverage clinical results with data insights to help transform protocols and processes in the industry related to human performance and movement disorders leading to solid growth potential in this important market segment in the next 5-10 years.

For IRFs (or Hospital Market), our products enable intensive functional training in patients with walking impairments, reduced balance and/or impaired arm and hand functions. Functional training is the backbone of rehabilitation and aims to restore lost abilities and enhance performance through learning mechanisms and neuroplasticity, and thereby increase independence in daily living and quality of life. Intensive rehabilitative therapy induces stronger and faster functional recovery. Our advanced rehabilitation robots enable intensive therapy, even in high acuity patients, by providing physical assistance and mobilization to patients as needed and relieving therapists from manual workload. Gamified exercises and feedback motivating patients during movement therapy, interactive reports and data integration further enhance the clinical value of our advanced rehabilitation solutions.

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

Our Strategy

Physical disabilities and impairments represent significant global challenges, due to the rapid aging, increasingly severe chronic diseases, and prevailing traumatic injuries from accidents and wars. According to the Company’s internal analysis, each year, approximately 20 million people suffer from new disabilities, and it is estimated that over 300 million people are currently suffering from some form of functional impairments or disabilities globally. Those functional impairments or disabilities may ultimately result in multiple functional health problems, including cognitive, physical, emotional and spiritual issues, imposing severe burdens to health systems and significant costs to society. Adding to this, the number of people aged 65 and older globally is currently approximately 1 billion, and is estimated to grow to over 1.7 billion by 2040. Approximately 87% of elders suffer from chronic diseases, and over 25% are exposed to additional disability risks according to the Company’s estimate.

According to an online article dated October 14, 2022 by Grandview Research, the global rehabilitation care market is estimated to be over $100 billion and is extremely reliant upon manual therapies, with therapists’ payroll costing more than $50 billion. We believe that such a manually dominant approach not only imposes a huge labor burden to therapists, but also may result in inconsistent outcomes due to a lack of consistent intensity, integration, standardization and optimization throughout the weeks or months of long intervention processes. Unlike a machine which can be calibrated thereby producing consistent therapy, we believe that manual therapy is likely to vary therapist to therapist or even patient to patient. Measurements of progress may also be subjective, varying from therapist to therapist which may result in a patient requiring a longer period of therapy to achieve the desired results.

The rapidly aging and increased chronic-suffering population trend will generate more demand for high quality rehabilitation care, while reducing the supply of therapists, thus adding increasing pressure and tension to the current model.

We believe the way out of such a undesirable and increasingly high pressure state is to transform the rehabilitation care model through integrated solutions empowered by our advanced technologies. The core benefits we strive to deliver to customers from our core products and solutions include:

1) Enhancing customers’ strategic positioning as leading rehabilitation facilities to attract higher paying patient groups by enabling them to attract and treat high severity and acuity patient groups, especially neurological patients;

2) Reducing total therapy costs by enabling the therapist to concurrently treat multiple patients, improve therapy outcome with the same time of stay or reduce time of stay without losing clinical efficacy;

3) Providing streamlined intervention processes with data insights and potential network effects;

4) Enabling replication and franchise established treatment protocols and best practices across chains of rehabilitation facilities;

5) Reducing total health system costs.

To build on our unique position as a global robotic and VR-enabled smart technologies and solution provider to the rehabilitation market, our strategic plan is to continue to expand our leadership through sustaining innovation, selective acquisitions, with continued focus on delivering superior value to our customers, partners, patients and other stakeholders.

Our strategic focus is on the following three areas:

●

Leveraging our strengths in technologies and core products to continuously expand our market leadership, drive market penetration and accelerate growth by building intensive market penetration capability in strategic markets in the United States and Europe, enriching our product offering with innovative financing solution to accelerate customers adoption, and sustain our product and technology leadership with continued innovation and integration efforts.

●

Leveraging our market leadership and global platform and infrastructure and consolidating the fragmented marketplace to drive standardization and economy of scale and scope. The breadth and depth of our business model and the scale advantage enables us, not only to sustain our market leadership, but also empowers us to act as active consolidators in the highly fragmented rehabilitation market. By complementing our organic innovation and core product leadership, DIH envisions executing 2-3 acquisition with the goal to acquire proven products and technologies from sub-optimal regional players to exploit global synergies and to accelerate the growth of DIH’s integrated solution offerings.

●

Leveraging our thought-provoking industry influence backed by leading brands and products, passionate people and organizational capability; DIH strives to develop transformative Total Solutions that will fundamentally enhance the therapy and business model of our customers and enable industry-wide transformation which is expected to eventually benefits millions of people, from therapists to patients.

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

HOSPITAL and CLINIC MARKET **Rehabilitation Hospitals and Outpatient Clinics**	RESEARCH MARKET **Research and Academia**
ARM & HAND	Armeo®Power Armeo®Spring Armeo®Spring Pro Armeo®Senso	
GAIT & BALANCE	Erigo® Lokomat® SafeGait RYSEN Andago® C-Mill	CAREN High-End CAREN Extended GRAIL M-Gait
SOFTWARE	HocoNet®	D-Flow

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

ArmeoPower is the backbone robot within our Upper Extremity portfolio; it has been specifically designed for arm and hand therapy in an early stage of rehabilitation. It enables patients with even severe motor impairments to perform exercises with a high number of repetitions. It assists the patient’s arm on an “as needed” basis to enable the patient to successfully reach the goal of the exercise. The robotic arm assistance can be adapted to the individual’s needs and the changing abilities of each patient – from full assistance for patients with very little activity to no assistance at all for more advanced patients. Such adjustable robotic assistance while exercising, enables and motivates patients to actively participate in their training, while providing weight support to enable extensive training. ArmeoPower supports 1D (joint-specific), 2D and 3D movements, with extensive game-emerged Augmented Performance Feedback ("APF") exercises simulating tasks and activities essential for daily living, while enhancing strength and range of motion. Immediate performance feedback motivates patients and helps to improve their motor abilities. It improves efficiency of the therapy session by reducing the therapist’s physical effort and the need for continuous therapeutic guidance. Moreover, it enables therapists to make better use of their clinical know-how and expertise, by focusing on the optimal exercise planning, instead of manually delivering many repetitions.

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

The Total Solution

DIH’s vision includes providing a Total Solution option for our customers and their patients. The Total Solution is a product package specifically designed for our customer and is aimed at maximizing the benefits of DIH's products and solutions to achieve optimal rehabilitation outcomes. This offering includes DIH’s clinical integration approach, that emphasizes three key factors:

•
A consultative sales process to guide customers in selecting advanced technologies from the company's extensive product portfolio, enhancing their market positioning.
•
Clinical integration to align these technologies with therapeutic processes, offering comprehensive training and service programs to maximize their clinical value.
•
Identifying workflow and productivity enhancement opportunities to help customers achieve operational savings.

Customer Overview

Research Market

Due to the powerfulness of our technology platform and products, and the versatile applications they enable; there are six major customer groups that are actively employing our CAREN, GRAIL and MGAIT, etc. in their leading research efforts. Universities purchase them to build modern biomedical labs and initiate systemic training, research hospitals and military purchase them to assess and define innovative interventions to restore and enhance human functions and performance, scientific and technological corporations purchase them to establish an integrated testing foundation to evaluate new concepts and accelerate new product or intervention modalities; and athletic institutions purchase them to accelerate the recovery of athletes and enhance their core performance foundations.

Hospital Market

Hospital Markets, or Inpatient rehabilitation facilities (IRFs), include free standing rehabilitation hospitals and rehabilitation units in acute care hospitals.

Our products and solutions benefit both the rehabilitation units in acute care hospitals and free standing rehabilitation hospitals. Given our limited sales resources, our primary focused customer group are rehabilitation hospitals and acute care hospitals which have a high number of neurological patients.

Within rehabilitation hospitals, it can by further broken down by 1) academic or leading national rehabilitation hospitals, 2) new modern rehabilitation hospitals, 3) neurological patient focused rehabilitation hospitals, 4) leading regional rehabilitation hospital, 5) conventional or me-too rehabilitation hospitals. Our target markets are the first two groups. Our main objective is to increase our market penetration in those groups from an estimated 25% current penetration to 66% in focused countries.

Clinical Market

The Clinical Market, or outpatient rehabilitation facilities (ORFs), include outpatient rehabilitation clinics, skilled nursing or long-term care facilities (SNF and LTC).

Given there are hundreds of thousands of facilities in these massive and diverse markets and we have limited resources, our primary focus is on the modern outpatient rehabilitation clinics (M-Clinics) and top SNFs with a focus on neurological patients (SNF-N) in our target countries. Our products can provide strategic, clinical and operational value to the M-Clinics and SNF-N, as in the hospital market.

Manufacturing and Supply Chain

Our manufacturing and supply chain strategy is founded on a commitment to blending Swiss quality mindset with Dutch agility, utilizing lean manufacturing and supply chain practices, leveraging an the Oracle ERP system implemented, ensuring efficient order fulfillment to global markets, and delivering exceptional value and commitment to our customers and patients.

Manufacturing

We manufacture the Lokomat, Andago, Erigo, Armeo Power, Armeo Spring and Armeo Senso devices at Hocoma Medical GmbH in Switzerland ). The product line we distribute for hospitals and clinics, C-Mill, is manufactured at Motek Medical B.V. in The Netherlands together with all research products (RYSEN, M-GAIT, GRAIL and CAREN).

For the SafeGait 360 and Active product line that we acquired from Gorbel, those two products currently are only sold in the United States and are manufactured through our manufacturing facility in Leeds, Alabama.

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

Facilities

Our executive offices are located at 77 Accord Drive, Suite D-1 Norwell, MA. We do not own any properties, rather we lease properties to meet our needs. Currently, we have a research and development and operational campus that we lease for Hocoma operation in Switzerland located at Industriestrasse 2 and 4a in 8604 Volketswil.

Beside the main campuses, we also lease five commercial offices space at the following locations to house the regional Sales & Marketing, Clinical Application & Training, Technical Services, Finance, Logistics, Administration and other local market support functions.

■	DIH Technology Inc. leases commercial office for the American team at 77 Accord Park Dr., Suite D-1, Norwell, MA 02061, United States
■	DIH Technology d.o.o leases commercial office for EMEA Indirect sales team at Letališka 29a, 1000 Ljubljana, Slovenia
■	DIH GmbH leases commercial office for the Direct Sales team in DACH region, at Konrad-Adenauer Strasse 13, 50996 Köln, Germany
■	DIH Pte Ltd leases commercial office for APAC team at 67 Ubi Avenue 1, #06-17 Starhub Green, Singapore 408942
■	DIH SpA leases commercial office for LATAM team at Pdte. Kennedy Lateral 5488, Oficina 1402; Vitacura, Santiago, Chile

Human Capital

As of April 30, 2024, we employed 192 employees, of which approximately 78 percent were outside the U.S. Our employees are the Company’s most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion.

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

Employee Health and Safety

During the fiscal year ending March 31, 2024, there have been no OSHA recordable or lost time injuries in the United States and zero injuries at our other global sites.

Intellectual Property

We have over 20 different trademark families registered, including our most prominent product family names such as Lokomat, Armeo, Andago, and RYSEN. These trademarks are registered in 18 strategically important countries, resulting in a total of 411 registrations. The latest registration was made in 2020, and the earliest in 2004.

Name/Description of Patent	Status	Owned or Licensed	Type of patent protection	Expiration Date	Jurisdictions
US8834169/Method and apparatus for automating arm and grasping movement training for rehabilitation of patients with motor impairment	Issued	Licensed	Utility	24.11.2030	US

US8192331/Device for adjusting the prestress of an elastic means around a predetermined tension or position	Issued	Owned	Utility	10.09.2028	US, DE, FR, UK, IT, CH, CN, RU

US9017271/System for Arm therapy	Issued	Licensed	Utility	10.02.2031	US, DE, FR

US8924010 /Method to Control a Robot Device and Robot Device	Issued	Owned	Utility	06.10.2031	US, DE, FR, NL, CH, UK

US9987511/Gait training apparatus	Issued	Owned	Utility	19.09.2034	US, DE, FR, UK, IT, CH, CN, PL, KR

EP3095430/Gait training apparatus (Div)	Issued	Owned	Utility	09.11.2032	DE, FR, UK, CH

US10780009/Apparatus for locomotion therapy	Issued	Owned	Utility	06.01.2037	US, DE, FR, UK, CH, CN, RU

EP3100707/Apparatus for locomotion therapy (Div)	Issued	Owned	Utility	16.11.2032	DE, FR, UK, IT, CH TR, PL, CN

US9808668/Apparatus for automated walking training	Issued	Owned	Utility	10.08.2034	US, DE, FR, UK, IT, CH, CN, PL, TR, NL, FI, ES

EP3035901/ Hand motion exercising device	Issued	Owned	Utility	14.08.2034	DE, FR, UK, NL, SI, CH, CN

US10349869/Method and system for an assessment of a movement of a limb-related point in a predetermined 3D space	Issued	Owned	Utility	16.02.2036	US, DE, FR, UK, CH, AU, IT, CN

US10500122/Apparatus for gait training	Issued,	Owned	Utility	20.08.2037	US, DE, FR, UK, CH, CN,

	Pending for KR				TR, NL, SE, ES, RU, KR

US10925799/ Suspension device for balancing a weight	Issued	Owned	Utility	27.06.2037	US, AU, CH, DE, FR, UK, IT, NL, PL, CN, KR

US-20230039187-A1/Leg Actuation Apparatus and Gait Rehabilitation Apparatus	Pending	Owned	Utility		US, IN, CN, RU, EP, KR

US-2023-0039187-A1/User Attachment for Gait and Balance Rehabilitation Apparatus	Pending	Owned	Utility		US, CN, EP, KR

DM/091 450/Wheeled walking frame	Issued	Owned	Design	08.06.2041	CH, EM, US, UK

DM/221 948/ArmeoSpring Pro-Design	Issued	Owned	Design	01.07.2047	CH, EM, US, UK

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment in our securities. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our securities could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the principal risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Risks Related to Our Business and Our Industry

We have not fully completed our planned corporate reorganization

In connection with the Business Combination, we had anticipated completing a corporate reorganization in which, among other changes, Motekforce Link BV and its subsidiaries and Hocoma AG were to become wholly owned subsidiaries of DIH Holding US, Inc. The parties were unable to complete this corporate reorganization prior to the Business Combination and, as previously disclosed, the parties opted to close the Business Combination and waive the condition to close that this reorganization be completed. These entities are owned by DIH Technology, Inc., our largest stockholder.

The products produced by Motek remain a key part of our product line and we operate with Motek pursuant to the terms of an exclusive contract which obligates Motek to provide these products to us. While we do not believe this arrangement currently has a material adverse effect on our results of operations, there can be no assurance that Motek will not begin to sell its products to our competitors which would have an adverse impact on us.

There can be no assurance that the complete reorganization will be completed

We are substantially dependent on the commercial success of our current key product lines

Our success is substantially dependent on our ability to continue to generate and grow revenue from the sales of our current key product lines, LokoMat, Erigo, Armeo, C-Mill and CAREN/Grail, which represent approximately 90% of our revenue. Our success will depend on many factors including, but not limited to, our ability to:

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

One of our key product lines, LokoMat accounts for more than 45% of our revenue; our other key products, Erigo, Armeo, C-Mill and CAREN/Grail collectively account for 55% of our revenues. In addition, approximately 80% of our revenue is concentrated in Europe, Middle East and Africa (“EMEA”) and Americas, with the remaining portion in Asia Pacific (“APAC”). Any disruptions to those key products and/or markets due to changes in market conditions, regulatory requirements, or personal and sales practices, could generate adverse effects to our sales and business performance.

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

Due to our significant presence in Europe, and emerging needs from South East Asia and the Middle East, war or geopolitical instability in those regions could adversely affect demand and supply chain disruptions from those regions; and foreign exchange, especially the Euro’s depreciation versus the US dollar would adversely depress our US dollar-denominated revenue and profitability We believe that an increasing percentage of our future revenue will come from international sales as we continue to expand our operations and develop opportunities in additional territories. International sales are subject to a number of additional risks, including:

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

Geopolitical risks associated with the ongoing conflict in Israel and Palestine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from recent events in Israel and Palestine have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflict in Israel and Palestine, regional or global pandemics, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

We may not have sufficient funds to meet certain future operating needs or capital requirements, which could impair our efforts to develop and commercialize existing and new products, and as a result, we may in the future consider one or more capital-raising transactions, including future equity or debt financings, strategic transactions, or borrowings which may also dilute our shareholders.

We may need to raise additional capital to fund our growth, working capital and strategic expansion. Given the turbulent global environment and volatile capital market, we may not be able to secure such financing in a timely manner and with favorable terms. Any such capital raise involving the sale of equity securities would result in dilution to our shareholders. If we cannot raise the required funds, or cannot raise them on terms acceptable to us or investors, we may be forced to curtail substantially our current operations and scale down our growth plan.

The market for robotics and VR-enabled smart rehabilitation systems are in the early growth stage, and important assumptions about the potential market for our current and future products may not be realized.

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

Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by various regulatory agencies and governing bodies. Under the US Food, Drug and Cosmetic Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the United States. In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the European Medical Device Regulation) and obtain CE Mark (European Conformity) certification in order to market medical devices. In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Many countries require that product approvals be renewed or recertified on a regular basis, generally every four to five years. The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where renewal or recertification applications are required, they may need to be renewed and/or approved in order to continue selling our products in those countries. There can be no assurance that we will receive the required approvals for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

The European Union regulatory bodies finalized a new Medical Device Regulation (“MDR”) in 2017, which replaced the existing directives and provided three years for transition and compliance. The MDR changes several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification. We and those who will oversee compliance to the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years.

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

While we do not store patient data at our premises or DIH-managed data center, United States, federal and state privacy and data security laws and regulations regulate how we and our partners collect, use and share certain information. In addition to HIPAA, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act or CPRA, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The California Attorney General has issued clarifying regulations and initiating enforcement activity. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply. The CCPA has prompted a wave of proposals for new federal and state privacy legislation, some of which may be more stringent than the CCPA, that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

Risks Related to War in Ukraine and Israel and Palestine

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our Common Stock to be adversely affected.

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

Risks Related to Ownership of DIH Common Stock

Future sales of a substantial number of shares of DIH Common Stock by us or our large stockholders, certain of whom may have registration rights, or dilutive exercises of a substantial number of warrants by our warrant holders could adversely affect the market price of our Common Stock.

Sales by us or our stockholders of a substantial number of shares of DIH Common Stock in the public market following the Business Combination, or the perception that these sales might occur, could cause the market price of the DIH Common Stock to decline or could impair our ability to raise capital through a future sale of our equity securities. Additionally, dilutive exercises of a substantial number of warrants by our warrant-holders, or the perception that such exercises may occur, could put downward price on the market price of our Common Stock.

Future grants of shares of DIH Common Stock under our equity incentive plan to our employees, non-employee directors and consultants, or sales by these individuals in the public market, could result in substantial dilution, thus decreasing the value of your investment in DIH Common Stock. In addition, stockholders will experience dilution upon the exercise of outstanding warrants.

Shareholders approved an equity incentive plan which provides for the issuance of up to 4,300,000 additional shares of New DIH Common Stock. Additionally, to the extent registered on a Form S-8, shares of DIH Common Stock granted or issued under our equity incentive plans will, subject to vesting provisions and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Further, as of March 31, 2024, there were 13,355,000 shares of DIH Common Stock underlying issued and outstanding warrants, which if exercised, could decrease the net tangible book value of our DIH Common Stock and cause dilution to our existing stockholders. Sales of a substantial number of the above-mentioned shares of DIH Common Stock in the public market could result in a significant decrease in the market price of the DIH Common Stock and have a material adverse effect on your investment.

If securities or industry analysts do not publish research or reports about DIH’s business, or if they issue an adverse opinion regarding its stock, its stock price and trading volume could decline.

The trading market for DIH Common Stock is influenced by the research and reports that industry or securities analysts publish about DIH or its business. DIH does not currently have and may never obtain research coverage by securities and industry analysts. Since DIH became public through a merger, securities analysts of major brokerage firms may not provide coverage of DIH since there is no incentive to brokerage firms to recommend the purchase of its common stock. If no or few securities or industry analysts commence coverage of DIH, the trading price for its stock would be negatively impacted. In the event DIH obtains securities or industry analyst coverage, if any of the analysts who cover it issues an adverse opinion regarding DIH, its business model, its intellectual property or its stock performance, or if its clinical trials and operating results fail to meet the expectations of analysts, its stock price would likely decline. If one or more of these analysts cease coverage of DIH or fail to publish reports on it regularly, DIH could lose visibility in the financial markets, which in turn could cause its stock price or trading volume to decline.

We are emerging growth company and a “smaller reporting company” and the reduced reporting requirements applicable to such companies may make our DIH Common Stock less attractive to investors.

DIH is an emerging growth company, as defined in the JOBS Act. For as long as DIH continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. DIH cannot predict if investors will find its common stock less attractive because DIH may rely on these exemptions. If some investors find DIH Common Stock less attractive as a result, there may be a less active trading market for DIH Common Stock and its stock price may be more volatile.

DIH will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 7, 2027 (the fifth anniversary of the closing of ATAK’s IPO), (b) in which it has total annual gross revenue of at least $1.235 billion, or (c) in which it is deemed to be a large accelerated filer, which requires the market value of its common stock that is held by non-affiliates to equal or exceed $700 million as of the last business day of the second fiscal quarter of such year, and (2) the date on which DIH has issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. DIH has opted to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare DIH’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Additionally, DIH is a “smaller reporting company” as defined in Item 10(f) of Regulation S-K, which allows us to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced compensation disclosure obligations, and we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of our shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceeds $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year). For the year ended March 31, 2024, DIH recorded revenue of approximately $64 million.

We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company and/or “non-accelerated filer.” If some investors find our securities less attractive as a result, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile.

The price of our Common Stock may be volatile, and you may lose all or part of your investment.

The market price of our Common Stock is volatile and may fluctuate substantially as a result of many factors. In addition, because the warrants are exercisable into shares of our Common Stock, volatility, or a reduction in the market price of our Common Stock could have an adverse effect on the trading price of the warrants. Factors which may cause fluctuations in the price of our Common Stock include, but are not limited to:

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

●

sales, or the anticipation of sales, of our Common Stock, warrants and debt securities by us, or sales of our Common Stock by our insiders or other shareholders, including upon expiration of contractual lock-up agreements;

●	developments with respect to intellectual property rights;

●	competition from existing or new technologies and products;

●	changes in key personnel;

●	the trading volume of the Common Stock;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in our quarterly or annual forecasts with respect to operating results and financial conditions;

●	general economic and market conditions and

●	Announcements regarding business acquisitions.

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our Common Stock, regardless of our operating performance. Technical factors in the public trading market for Common Stock may produce price movements that may or may not comport with macroeconomic, industry or DIH-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging or other technical trading factors. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we become involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner .

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

We identified a material weakness in our internal control over financial reporting with respect to our accounting personnel. Specifically, the Company concluded that it had limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies. Historically, the Company has not retained a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters under U. S. GAAP.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq or any other exchange on which our Common Stock are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

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

The Chief Financial Officer oversees our information security programs, including cybersecurity initiatives, and is integrated into our Cybersecurity Incident response process. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

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

The Company is in the process of establishing a cybersecurity policy which will implement protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

These measures are to be seamlessly integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

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

Item 2. Properties.

Our executive offices are located at 77 Accord Drive, Suite D-1 Norwell, MA. We do not own any properties, instead we lease properties to meet our needs. Currently, we have one main R&D and Operational campus that we lease for Hocoma Medical operation in Switzerland. The leased property is located at Industriestrasse 2 and 4a in 8604 Volketswil. Beside the main campuses, we also lease five commercial offices space at the following locations to house the regional Sales & Marketing, Clinical Application & Training, Technical Services, Finance, Logistics, Administration and other local market support functions.

■	DIH Technology Inc. leases commercial office for American team at 77 Accord Park Dr., Suite D-1, Norwell, MA 02061, United States
■	DIH Technology d.o.o leases commercial office for EMEA Indirect sales team at Letališka 29a, 1000 Ljubljana, Slovenia
■	DIH GmbH leases commercial office for the Direct Sales team in DACH region, at Konrad-Adenauer Strasse 13, 50996 Köln, Germany
■	DIH Pte Ltd leases commercial office for APAC team at 67 Ubi Avenue 1, #06-17 Starhub Green, Singapore 408942
■	DIH SpA leases commercial office for LATAM team at Pdte. Kennedy Lateral 5488, Oficina 1402; Vitacura, Santiago, Chile

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed on the Nasdaq Global Market under the symbol “DHAI,” and our Public Warrants are listed on the Nasdaq Capital Market under the symbol “DHAIW.”

Holders of Record

As of the date of May 31, 2024, there were 119 holders of record of our Common Stock, and 2 holders of record of our Public Warrants.

Dividend Policy

We have not paid any cash dividends on shares of our Common Stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with the consummation of the Business Combination, DIH issued 229,796 shares of its Common Stock to Maxim Group LLC and to other vendors as partial payment of expenses owed.

On June 6, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), pursuant to which the Company sold on June 7, 2024, in a private placement, an aggregate of $3,300,000 in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”), initially convertible into an aggregate of 660,000 shares of the Company’s Common Stock, par value $0.0001 (the “Common Stock”) at a conversion price of $5.00 (the “Conversion Price”). The Debentures have an aggregate face value of $3,300,000 and were issued with an original issue discount of $300,000. In connection with the purchase of the Debentures, each Purchaser received warrants to purchase shares of Common Stock (the “Warrants”) equal to 50% of such Purchaser’s Conversion Shares or an aggregate of 330,000 Warrants. Each Warrant has an exercise price of $5.00 and a five year term.

The Debentures and the Warrants were sold pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), available under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated thereunder. The Conversion Shares and the Warrant Shares will be issued pursuant to the same exemption or pursuant to the exemption provided by Section 3(a)(9) of the Securities Act. Accordingly, the securities issued in the private placement may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF DIH

The following discussion and analysis should be read together with the historical audited annual consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The following discussion may contain forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly in sections therein entitled “Cautionary Note Concerning Forward Looking Statements” and “Risk Factors.” .

Our fiscal year ends on March 31. “Fiscal 2024” and “fiscal 2023” refer to the year ended March 31, 2024 and 2023, respectively.

Overview

DIH is a global solution provider in blending innovative robotic and VR technologies with clinical integration and insights. DIH has a focused portfolio of rehabilitation solutions, which includes both technology and products designed for the hospital, clinic, and research markets.

In fiscal 2024, DIH generated revenue of $64.5 million compared to $54.1 million in fiscal 2023.

DIH’s net loss for fiscal 2024 was $8.4 million, compared to $1.0 million in fiscal 2023. The net loss increased $7.4 million which was primarily driven by total transaction costs of $7.1 million to close the Business Combination with ATAK, which included a non-cash financial advisory fee of $3.5 million paid with 700,000 shares of Common Stock. The increase in net loss was also driven by an increase in the cost of goods sold, which was largely due to higher device sales volume, direct cost inflation, and an increase in the inventory reserve for slow moving parts, as well as, elevated costs related to professional service and IT costs related to audit, legal and other professional services to close the business combination discussed in more detail below. The increase in costs and expenses is offset by an increase in revenue as the Company is emerging from the COVID-19 pandemic period that depressed global sales volume due to social distancing measures, and the current year was free of additional non-recurring expenditures for the European Union Medical Device Regulation (EU MDR) and other large scale projects.

Recent Developments

Business Combination

On February 7, 2024, ATAK, Aurora Technology Merger Sub (“Merger Sub”) and DIH Nevada consummated a previously announced business combination pursuant to the Business Agreement dated as of February 26, 2023 following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions. ATAK agreed to waive the closing condition that the Reorganization be completed prior to Closing. As a result, at Closing of the Business Combination, the Company includes Hocoma Medical that holds assets transferred from Hocoma AG as well as other commercial entities controlled by the Company. Whereas, Hocoma AG and Motekforce Link BV and its subsidiaries were excluded. The Company agreed to use its best efforts to complete the intended Reorganization to transfer Hocoma AG and Motek to the Company as soon as possible thereafter.

In the interim, DIH continues its historical relationship with Motek as an exclusive distributor of the advanced human movement research and rehabilitation products and services designed to support efficient functional movement therapy within specified territories. DIH also intends to continue making periodic payments on notes payable to Hocoma AG, which arose from Hocoma AG transferring assets to the Company.

Upon closing of the Business Combination, the Company received cash held in trust account of $899 thousand. In connection with the Closing of the Business Combination, ATAK migrated and changed its domestication to become a Delaware corporation and changed its name to “DIH Holding US, Inc.” Legacy DIH stockholders received shares of Common Stock of DIH, as more fully described in the section in the proxy statement/prospectus entitled “The Business Combination Agreement.”

The historical financial results presented in the registration statements were prepared on a combined basis including Legacy DIH, Hocoma AG and Motek Group pursuant to the Business Combination Agreement for the intended Reorganization. In this Annual Report on Form 10-K, the Company has recast historical financial statements on a consolidated basis including operations from Legacy DIH excluding Hocoma AG and the Motek Group that remained with DIH Hong Kong. The Merger was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, ATAK was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of DIH Nevada issuing stock for the net assets of ATAK, accompanied by a recapitalization. The net assets of ATAK were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Legacy DIH and its subsidiaries, excluding Hocoma AG and Motek Group.

As a consequence of the Business Combination, the Company became the successor to an SEC-registered company, which requires DIH to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. DIH expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting the DIH’s Operating Results

DIH believes that its future success and financial performance depend on a number of factors that present significant opportunities for its business, but also pose risks and challenges, including those discussed below and in the Section of this Form 10-K entitled “Item 1a. Risk Factors.”

Supply Chain and Inflation

The global supply chain and logistics challenges continue to impact DIH and the industry. As a result of these challenges, DIH has experienced cost increases for freight and logistics, raw materials and purchased components as well as increased manufacturing conversion costs. These supply chain disruptions have not materially affected DIH’s business outlook and goals or its operating results, including its sales, revenue, or liquidity or capital resources and DIH has not implemented any mitigation efforts to date as a result. However, DIH cannot predict the impact to it of any future or prolonged supply chain disruptions or any mitigation efforts it may take going forward. For example as a result of these supply chain disruptions, DIH may be required to extend the overall shipment and installation timeline. In addition, DIH may consider additional or alternative third-party manufacturers and logistics providers, suppliers, vendors or distributors. Such mitigation efforts may result in cost increases and any attempts to offset such increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm DIH’s reputation. Further, if DIH were to elect to transition or add manufacturers or logistics providers, suppliers, vendors or distributors, it may result in temporary or additional delays in shipments of products or risks related to consistent product quality or reliability. This in turn may limit DIH’s ability to fulfill customer sales orders and DIH may be unable to satisfy all of the demand for its products. DIH may in the future also purchase components further in advance, which in return can result in less capital being allocated to other activities such as marketing and other business needs. DIH cannot quantify the impact of such disruptions at this time or predict the impact of any mitigation efforts DIH may take in response to supply chain disruptions on its business, financial condition, and results of operations.

Input cost inflation historically has not been a material factor to our gross margin; however, beginning at the end of fiscal 2022 DIH began to experience increases in raw material and components costs due to inflation effects, which are expected to continue to remain at elevated levels for at least the near term.

Foreign Currency Fluctuations

DIH’s business operates in three different functional currencies (Euro, Swiss Franc, Singapore Dollar). DIH’s reporting currency is the U.S. Dollar. DIH’s results are affected by fluctuations in currency exchange rates that give rise to translational exchange rate risks. The extent of such fluctuations is determined in part by global economic conditions and macro-economic trends. Movements in exchange rates have a direct impact on DIH’s reported revenues. Generally, the impact on operating income or loss associated with exchange rate changes on reported revenues is partially offset from exchange rate impacts on operating expenses denominated in the same functional currencies. As foreign currency exchange rates change, translation of the statements of operations of DIH’s international businesses into U.S. dollars may affect year-over-year comparability of DIH’s operating results.

EU MDR Implementation Costs

Changes in law or regulation could make it more difficult and costly for DIH and its subsidiaries to manufacture, market and distribute its products or obtain or maintain regulatory approval of new or modified products. DIH’s experience with the transition to the EU MDR, which it began in 2019, showed how complex, time-consuming and expensive a change in Medical Device Legislation can be. The EU MDR replaced the existing European Medical Devices Directive (MDD) and Active Implantable Medical Device Directive (AIMDD) regulatory frameworks, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). Updates to the legislative text of the EU MDR were adopted by the European Parliament and are currently being reviewed for adoption by the Council of the European Union, including an extension of the transitional period to 2027 for class IIb and III and 2028 for class I and IIa medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021).

Macroeconomic Uncertainties on Future Operations

DIH’s operations are exposed to and impacted by various global macroeconomic factors. DIH faces continuing market and operating challenges across the globe due to, among other factors, impact of conflict in Ukraine, conditions related to the COVID-19 pandemic, supply chain disruption, higher interest rates and inflationary pressures. Continued evolution of these conditions could lead to economic slowdowns.

Basis of Presentation

Refer to Note 2 of the Notes to Annual Consolidated Financial Statements for a discussion of the underlying basis used to prepare the consolidated financial statements.

Components of Results of Operations

Revenue

DIH generates revenue from the sale of medical rehabilitation devices and technology. DIH’s primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Shipping and handling costs charged to customers are included in net sales. DIH expects revenue to increase sequentially in future periods as it expects the demand for its products to expand in represented markets.

Cost of Sales

Cost of sales primarily consists of direct materials, supplies, in-bound freight and labor-related costs, including salaries and benefits for our manufacturing personnel, technical support team, our professional consulting personnel and our training teams. Cost of sales also includes allocated overhead costs, including facilities costs, depreciation of manufacturing-related equipment and facilities and other direct costs. DIH expects cost of sales to increase in absolute dollars in future periods as it expects orders for its products to continue to grow and expects cost of sales per unit to decrease as leverage improves behind expected growth.

Selling, General and Administrative Expense

Selling, general and administrative expense primarily consists of personnel related expenses for DIH’s corporate, executive, finance and other administrative functions, expenses for outside professional services, including legal, audit and advisory services as well as expenses for facilities, depreciation, amortization, and marketing costs. Personnel-related expenses consist of salaries and benefits.

DIH expects selling, general and administrative expenses to increase for the foreseeable future as it scales headcount, expands hiring of engineers and designers, continues to invest in development of technology in order to drive the growth of the business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Research and Development

Research and development primarily consists of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.

DIH expects research and development costs to increase as it continues to invest in product design and technology to drive the growth of the business.

Interest Expense

Interest expense primarily consists of interest expense associated with related party notes payable and bank charges.

Other Income (Expense), Net

Other income (expense), net primarily consists of the non-service components of net periodic defined benefit plan income (costs) and certain non-recurring costs in connection with the Business Combination.

Income Tax Expense

The income tax provision (benefit) consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.

Results of Operations

	Year ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$64,473	$54,059	$10,414	19.3%
Costs of sales	34,702	23,474	11,228	47.8%
Gross Profit	29,771	30,585	(814)	(2.7)%
Operating expenses:
Selling, general and administrative expense	25,776	22,957	2,819	12.3%
Research and development	6,609	6,919	(310)	(4.5)%
Total operating expenses	32,385	29,876	2,509	8.4%
Operating loss	(2,614)	709	(3,323)	(468.7)%
Other income (expense):
Interest expense	(693)	(277)	(416)	150.2%
Other income (expense), net	(3,890)	572	(4,462)	(780.1)%
Total other income (expense)	(4,583)	295	(4,878)	(1653.6)%
Profit (loss) before income taxes	(7,197)	1,004	(8,201)	(816.8)%
Income tax expense	1,246	2,018	(772)	(38.3)%
Net loss	$(8,443)	$(1,014)	$(7,429)	732.6%

Revenue

The following table presents net revenue by major source for the year ended March 31, 2024 and 2023:

	Year ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Devices	$51,125	$43,452	$7,673	17.7%
Services	11,105	9,292	1,813	19.5%
Other	2,243	1,315	928	70.6%
	$64,473	$54,059	$10,414	19.3%

Revenue for the year ended March 31, 2024 increased by $10.4 million, or 19.3%, to $64.5 million from $54.1 million for the year ended March 31, 2023. The overall increase was primarily due to an increase in devices sold of $7.7 million, or 17.7%. The increase in devices revenue was driven by higher sales volume in Europe, the Americas and Asia. Services revenue represented an increase of $1.8 million, up 19.5% compared to the prior period. Other revenues represented an increase of $0.9 million, up 70.6% compared to the prior period.

Changes in foreign currency exchange rates had a favorable impact on our net sales for the year ended March 31, 2024, resulting in an increase of approximately $1.7 million. This was mainly driven by fluctuations in Euro valuations throughout the period.

Cost of Sales

Cost of sales for the year ended March 31, 2024 increased by $11.2 million, or 47.8%, to $34.7 million from $23.5 million for the year ended March 31, 2023. The Cost of Goods for device sales increased by $7.3 million, which directly correlated to the increase in device sales with an incremental cost of $4.4 million for the additional volume and inflationary cost increases on direct costs of goods of approximately $2.2 million. The additional increase in cost of sales is mainly driven by an increase of $0.6 million in inventory reserve for slow moving parts and increased overhead and services parts costs of $3.9 million. The impact due to foreign currency translation losses resulted in an increase of approximately $0.1 million.

Selling, General and Administrative Expense

Selling, general and administrative expense for the year ended March 31, 2024 increased by $2.8 million, or 12.3%, to $25.7 million from $23.0 million for the year ended March 31, 2023. The increase was primarily due to an increase in professional service costs of $1.5 million related to audit, legal and other professional services in preparation for the business combination and becoming a publicly listed company, and investment in finance capacity in preparation for public company reporting obligations. The increase was also attributable to personnel related expense primarily due to an $1 million increase in pension expense resulting from changes in market yields. The increase was partially offset by a decrease in credit loss provisions.

Research and Development

Research and development costs for the year ended March 31, 2024 decreased by $0.3 million, or 4.5%, to $6.6 million from $6.9 million for the year ended March 31, 2023. The decrease was primarily due to a decrease in the research and development material purchase and external consulting of $0.2 million and charges pertaining to the Gorbel acquisition of $0.4 million, that are not recurring in the current period. The decrease was offset by an increase in personnel expenses of $0.3 million.

Interest Expense

Interest expense for the year ended March 31, 2024 increased by $416 thousand, or 150.2% in relates to interests on Related Party Notes and an increase in temporary bank charge.

Other Income (Expense), Net

Other income (expense), net for the year ended March 31, 2024 was $3.9 million of expense compared to $0.6 million of income for the year ended March 31, 2023. The change was primarily driven by a $3.5 million financial advisory fee paid with 700,000 shares of Common Stock in connection with closing of the Business Combination as well as realized foreign exchange losses during the period.

Income Tax Expense

Income tax expense for the year ended March 31, 2024 decreased by $0.8 million to $1.2 million. The change was primarily driven by changes in the net results of the underlying subsidiaries across jurisdictions. The tax expense for March 31, 2024 and March 31, 2023 is driven by pre-tax book income in certain jurisdictions while the benefit from pre-tax losses in other jurisdiction may not be realizable.

Liquidity and Capital Resources

As of March 31 2024 and 2023, DIH’s cash and cash equivalents amounted to $3.2 million and $3.2 million, respectively. DIH’s sources of liquidity have been predominantly from proceeds received from product sales and services provided. DIH’s sources of liquidity have enabled DIH to expand its installation base, capacity and grow its sales personnel to expand capabilities and enter new markets. For the year ended March 31, 2024 and 2023, the Company has not used proceeds from external financing to support its operation and growth.

DIH’s operating losses began in fiscal 2020 and continued through the year ended March 31, 2024. DIH’s historical operating losses resulted in an accumulated deficit of $(35.2) million as of March 31, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the EU MDR. Additionally, DIH had elevated costs related to efforts of adopting to public company standards. During the year ended March 31, 2024, DIH had positive cash flows from operating activities for $5.2 million and operating loss for $2.6 million. DIH anticipates achieving positive cash flow in the future. This transition towards profitability is attributable to DIH's ongoing efforts to streamline its organizational structure and cost management enabled by digitization investments such as the Oracle system implementation, alongside anticipated revenue growth.

DIH’s gross revenue has increased by 19.3%, from $54.1 million to $64.5 million for the year ended March 31, 2024 and 2023, respectively. DIH plans to continue to fund its growth through cash flows from operations and future debt and equity financings. Management expects that its cash and cash equivalents, together with cash provided by our operating activities and proceeds from future debt and equity financings, will be sufficient to fund its operating expenses and capital expenditures requirements for at least the next 12 months.

In connection with the transfer of Hocoma AG's business and assets to DIH, we incurred three related party notes payable to Hocoma AG as further discussed in Note 13 of the Notes to Consolidated Financial Statements. The three Related Party Notes amounting to $10.47 million, $7.80 million and $1.57 million reflect transferring the assets, equity ownership in subsidiaries and IP rights it held to Legacy DIH. Each of the Related Party Notes Payable is due on June 30, 2026 with interest rate of 1.25%. The Company has made periodic payment on Related Party Notes payable with proceeds from its operations. The remaining balance on the Related Party Notes payable is $11.5 million and $17.3 million as of March 31, 2024 and 2023, respectively. We expect to continue our growth and generate sufficient proceeds in payments of Related Party Notes payable.

DIH’s other material contractual operating cash commitments at March 31, 2024 relate to leases and employee benefit plans. DIH’s employee benefit plans are discussed further in Note 14 of the Notes to Consolidated Financial Statements. DIH’s long-term lease obligations and future payments are discussed further in Note 17 of the Notes to Consolidated Financial Statements.

Cash Flows

The following table summarizes DIH’s cash flow activities for the periods presented:

	Year ended March 31,
(in thousands)	2024	2023
Net cash (used in) / provided by operating activities	$5,192	$5,501
Net cash (used in) / provided by investing activities	(202)	(145)
Net cash (used in) / provided by financing activities	(4,945)	(4,053)
Effect of currency translation on cash, cash equivalents and restricted cash	5	(61)
Net increase (decrease) in cash, cash equivalents and restricted cash	$50	$1,242

Net Cash Provided by / (Used in) Operating Activities

Net cash provided by operating activities for the year ended March 31, 2024 was in line with that for the year ended March 31, 2023 primarily driven by:

•
Decrease in net loss of $7.4 million. The primary driver was $3.5 million noncash fee recorded in other expense paid to Maxim in equity in connection with closing of the Business Combination. The decrease was also driven by operating loss of $2.6 million for the year ended March 31, 2024 compared to $0.7 million operating income for the year ended March 31, 2023. The change in operating loss is primarily due to increase in professional service costs in preparation for the business combination.
•
Net increase of $6.1 million in non-cash charges pertains to a $3.5 million charge due to Maxim success fee paid in equity and a $2.3 million increase in change in inventory reserve as well a $1.0 million increase in foreign exchange gain / (losses), which is attributable to the change in Euro during the last part of fiscal year 2023 and the slight rebound and stabilization during fiscal year 2024. The increases in non-cash charges were offset by a decrease in allowance for doubtful accounts of $1.7 million.
•
Net decrease of $2.3 million relating to changes in working capital was driven by increase in spend for inventory purchase of $3.8 million as the Company was preparing for FY25 production and aligning with customer schedules for order fulfillment. The decrease was also driven by a decrease in deferred revenue resulted from the difference in timing of payments received from our customers related to service contracts. In addition, during the period, the Company began paying accrued expenses related to costs in connection with Company becoming a publicly listed.

This decrease in working capital was partially offset by increase of $2.2 million in advanced payments from customer for the year ended March 31, 2024 compared to the year ended March 31, 2023 primarily due to the timing of the order received. Many customers prepay a portion of each order, which supports the operations of the company in the production of the goods. We also observed a total increase of $5.2 million in accounts receivable and accounts payable as we are managing our working capital. Working capital was impacted by favorable changes in due from and due to related parties balances driven by the Company’s purchase from the Motek Group and change in balance from Hocoma AG.

Net Cash (Used in) / Provided by Investing Activities

Net cash used in investing activities is consistent between the year ended March 31, 2024 compared to that for the year ended March 31, 2023. The cash used in investing activities primarily includes purchase of property and equipment. DIH expects to fund future cash flows used in investing activities with cash flow generated by operations.

Net Cash (Used in) / Provided by Financing Activities

Net cash used in financing activities increased by $0.8 million to $4.9 million for the year ended March 31, 2024 compared to $4.1 million for the year ended March 31, 2023. The increase was primarily due to increase of $1.8 million in payments on related party notes payable resulting from the asset transfer from Hocoma AG to the Company offset by proceeds received upon closing of the Business Combination.

Critical Accounting Policies and Estimates

DIH’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect DIH’s financial condition and results of operations.

Revenue Recognition

Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration DIH expects to receive in exchange for satisfying the performance obligations. DIH’s sales are recognized primarily when it transfers control to the customer, which can be on the date of shipment of the product, the date of receipt of the product by the customer or upon completion of any required product installation service depending on the terms of the sales contracts and product shipping terms. The sales amount of warranties are deferred and recognized as revenue on a straight-line basis over the warranty period.

We provide a variety of products and services to our customers. Most of our contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each identified performance obligation.

Deferred revenue primarily represents service contracts and equipment maintenance, for which consideration is received in advance of when service for the device or equipment is provided, and a smaller component of product shipments where a residual installation service is to be completed. Revenue related to services contracts and equipment maintenance is recognized over the service period as time elapses. Revenues related to products containing an installation clause, are recognized once the item is confirmed installed.

Employee Benefit Plans

DIH has defined contribution plans or benefit pension plans covering substantially all of its employees. We recognize a liability for the underfunded status of the single employer defined benefit plans. Actuarial gains or losses and prior service costs or credits are recorded within other comprehensive income (loss). The determination of our obligation and related expense for our sponsored pensions is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts.

The actuarial assumptions used for the defined benefit plans are based on the economic conditions prevailing in the jurisdiction in which they are offered. Changes in the defined benefit obligation are most sensitive to changes in the discount rate. The discount rate is based on the yield of high-quality corporate bonds quoted in an active market in the currency of the respective plan. A decrease in the discount curve increases the defined benefit obligation. DIH regularly reviews the actuarial assumptions used in calculating the defined benefit obligation to determine their continuing relevance. We utilized weighted discount rates of 1.50% and 2.10% for our pension plan expenses for fiscal 2024 and fiscal 2023, respectively.

Sensitivity to changes in the discount rate used in the calculation of our pension plan liabilities is illustrated below (dollars in millions).

	Percentage Point Change	Projected Benefit Obligation (Decrease) Increase	Service Cost (Decrease) Increase
Discount rate	+/-1.00%	$(1.6) / 2.1	$(0.2) / 0.2

Income Taxes

DIH accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (Topic 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. DIH reviews its deferred income tax asset valuation allowances on a quarterly basis or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred income tax asset is considered, along with any positive or negative evidence including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to DIH’s valuation allowances may be necessary. DIH has generated operating losses in each of the years presented.

DIH is subject to income taxes in the U.S. and numerous foreign jurisdictions These tax laws and regulations are complex and significant judgment is required in determining DIH’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

In the ordinary course of DIH’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of Topic 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to items for income tax reporting purposes and financial reporting purposes. DIH’s tax returns are subject to regular review and audit by US and non-US tax authorities. Although the outcome of tax audits is always uncertain, DIH believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year and would be the obligation of Parent. DIH accrues interest and penalties related to uncertain tax positions as a component of income tax expense.

Refer to Note 15 of the Notes to Annual Consolidated Financial Statements for further discussion regarding DIH’s income taxes.

Emerging Growth Company Status

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

New Accounting Standards Not Yet Adopted

Other than the recent accounting pronouncements disclosed in DIH’s Annual Consolidated Financial Statements, there have been no new accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2024 that are significant or potentially significant to DIH.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, DIH is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Phone +41 44 444 35 55 www.bdo.ch zurich@bdo.ch	BDO Ltd Schiffbaustrasse 2 8031 Zurich

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

DIH Holding US, Inc.

Norwell, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DIH Holding US, Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Zurich, July 15, 2024

BDO AG

/s/ Christoph Tschumi /s/ Philipp Kegele

Christoph Tschumi Philipp Kegele

We have served as the Company's auditor since 2022

DIH HOLDING US, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,225	$3,175
Accounts receivable, net of allowances of $667 and $1,683, respectively	5,197	5,998
Inventories, net	7,830	4,850
Due from related party	5,688	6,383
Other current assets	5,116	4,855
Total current assets	27,056	25,261
Property, and equipment, net	530	742
Capitalized software, net	2,131	2,019
Other intangible assets, net	380	380
Operating lease, right-of-use assets, net	4,466	2,604
Other tax assets	267	1
Other assets	905	772
Total assets	$35,735	$31,779
Liabilities and Deficit
Current liabilities:
Accounts payable	$4,305	$2,190
Employee compensation	2,664	3,163
Due to related party	10,192	6,841
Current portion of deferred revenue	5,211	7,714
Manufacturing warranty obligation	513	973
Current portion of long-term operating lease	1,572	1,005
Advance payments from customers	10,562	6,255
Accrued expenses and other current liabilities	9,935	8,631
Total current liabilities	44,954	36,772
Notes payable - related party	11,457	17,301
Non-current deferred revenues	4,670	2,282
Long-term operating lease	2,917	1,621
Deferred tax liabilities	112	110
Other non-current liabilities	4,171	2,647
Total liabilities	$68,281	$60,733
Commitments and contingencies (Note 16)
Deficit:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024; no shares authorized, issued and outstanding at March 31, 2023	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,544,935 shares issued and outstanding at March 31, 2024; 25,000,000 shares authorized, issued and outstanding at March 31, 2023	3	2
Additional paid-in-capital	2,613	(1,898)
Accumulated deficit	(35,212)	(26,769)
Accumulated other comprehensive income (loss)	50	(289)
Total deficit	$(32,546)	$(28,954)
Total liabilities and deficit	$35,735	$31,779

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended March 31,
	2024	2023
Revenue	$64,473	$54,059
Cost of sales	34,702	23,474
Gross profit	29,771	30,585
Operating expenses:
Selling, general, and administrative expense	25,776	22,957
Research and development	6,609	6,919
Total operating expenses	32,385	29,876
Operating income (loss)	(2,614)	709
Other income (expense):
Interest (expense)	(693)	(277)
Other income (expense), net	(3,890)	572
Total other income (expense)	(4,583)	295
Income (loss) before income taxes	(7,197)	1,004
Income tax expense	1,246	2,018
Net loss	$(8,443)	$(1,014)

Net loss per share, basic and diluted	$(0.32)	$(0.04)
Weighted-average shares outstanding, basic and diluted	26,382	25,000

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended March 31,
	2024	2023
Net loss	$(8,443)	$(1,014)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	1,455	(503)
Pension liability adjustments, net of tax of $0 and $0	(1,116)	(421)
Other comprehensive (loss) income	339	(924)
Comprehensive loss	$(8,104)	$(1,938)

See accompanying notes to the consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,443)	$(1,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	302	66
Provision for credit losses	(1,016)	669
Allowance for inventory obsolescence	617	(1,639)
Noncash business combination expense	3,514	-
Pension contributions	(530)	(569)
Pension (income) expense	(75)	(400)
Foreign exchange (gain) loss	376	(584)
Noncash lease expense	1,590	1,423
Noncash interest expense	28	19
Change in manufacturing warranty obligation estimate	(626)	—
Deferred and other noncash income tax expense	(304)	58
Changes in operating assets and liabilities:
Accounts receivable	1,853	(514)
Inventories	(3,259)	518
Due from related parties	1,018	(969)
Due to related parties	3,337	2,471
Other assets	(229)	(1,805)
Operating lease liabilities	(1,782)	(1,448)
Accounts payable	2,920	38
Employee compensation	(551)	(151)
Other liabilities	970	(96)
Deferred revenue	(90)	4,059
Manufacturing warranty obligation	163	160
Advance payments from customers	4,338	2,083
Accrued expense and other current liabilities	1,071	3,126
Net cash provided by operating activities	5,192	5,501
Cash flows from investing activities:
Purchases of property and equipment	(202)	(145)
Net cash used in investing activities	(202)	(145)
Cash flows from financing activities:
Proceeds from reverse recapitalization	899	—
Payments on related party notes payable	(5,844)	(4,053)
Net cash used in financing activities	(4,945)	(4,053)
Effect of currency translation on cash and cash equivalents	5	(61)
Net increase in cash, and cash equivalents, and restricted cash	50	1,242
Cash, and cash equivalents, and restricted cash - beginning of year	3,175	1,933
Cash, and cash equivalents, and restricted cash - end of year	$3,225	$3,175
Cash and cash equivalents - end of year	$3,225	$3,175
Restricted cash - end of year	—	—
Total cash, and cash equivalents, and restricted cash - end of year	$3,225	$3,175
Supplemental disclosure of cash flow information:
Interest paid	$665	$258
Income tax paid	$—	$210
Supplemental disclosure of non-cash investing and financing activity:
Accrued liability related to asset acquisition	$—	$533
Accounts payable settled through escrow account upon reverse recapitalization	$1,439	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share data)

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2022	25,000,000	$2	$(1,776)	$(25,755)	$635	$(26,894)
Net loss	—	—	—	(1,014)	—	(1,014)
Other comprehensive loss, net of tax	—	—	—	—	(924)	(924)
Net transactions with DIH Cayman	—	—	(122)	—	—	(122)
Balance, March 31, 2023	25,000,000	$2	$(1,898)	$(26,769)	$(289)	$(28,954)

Net loss	—	—	—	(8,443)	—	(8,443)
Issuance of common stock upon reverse recapitalization	9,544,935	1	4,511	—	—	4,512
Other comprehensive income, net of tax	—	—	—	—	339	339
Balance, March 31, 2024	34,544,935	$3	$2,613	$(35,212)	$50	$(32,546)

(1). All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.
Business and Organization

Description of Business

DIH Holding US, Inc. and its consolidated subsidiaries (the “Company” or “DIH”) (formerly known as Aurora Technology Acquisition Corp. a Cayman Island exempted company which migrated and domesticated as a Delaware corporation, “ATAK”) , is a global solution provider in blending innovative robotic and virtual reality (“VR”) technologies with clinical integration and insights. Built through the mergers of global-leading niche technologies, DIH is positioning itself as a transformative total smart solutions provider and consolidator in a largely fragmented and manual-labor-driven industry. The Company’s fiscal year ends on March 31.

Merger / Business Combination with Aurora Tech Acquisition Corp.

On February 7, 2024 (the "Closing Date"), ATAK, Aurora Technology Merger Sub (“Merger Sub”) and DIH Holding US, Inc., a Nevada corporation (“Legacy DIH” or "DIH Nevada") consummated a previously announced business combination pursuant to a business agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”) following the receipt of the required approval by ATAK’s and DIH (Nevada)’s shareholders and the fulfillment or waiver of other customary closing conditions. Upon closing of the Business Combination, Legacy DIH received cash held in trust account of $899. Legacy DIH historically existed and functioned as part of the business of DIH Technology Ltd. (“DIH Cayman”). At Closing of the Business Combination, the Company owns 100% of DIH US Corp, which in turn owns the commercial entities. Additionally, the Company owns 100% ownership of Hocoma Medical GmbH, which contains the net assets transferred from Hocoma AG. Whereas, Hocoma AG and Motekforce Link BV and its subsidiaries ("Motek Group") that remained with the DIH Cayman were excluded as discussed in Note 13 to the Consolidated Financial Statements. The Company agreed to use its best efforts to complete the reorganization as defined in the Business Combination Agreement as soon as possible thereafter. The reorganization has not been completed as of the date the financial statements were issued.

In connection with the Closing of the Business Combination, (a) ATAK migrated and changed its domestication to become a Delaware corporation and changed its name to “DIH Holding US, Inc.” (b) each issued and outstanding ATAK Class A Ordinary Share was converted, on a one-for-one basis, into one share of DIH Class A Common Stock; (c) each issued and outstanding Class B Ordinary Share was converted, on a one-for-one basis, into one share of Domesticated Class B Common Stock; (d) each issued and outstanding ATAK Public Warrant, ATAK Private Warrant and ATAK Right was converted, on a one-for-one basis, into a DIH Public Warrant, DIH Private Warrant and DIH Right, respectively; and (e) the governing documents of ATAK were replaced by governing documents for the Delaware corporation. The Amended and Restated Certificate of Incorporation authorizes one class of common stock as Class A Common Stock ("Common Stock").

On the Closing date, (a) Stockholders of Legacy DIH received $250,000,000 in aggregate consideration (the “Aggregate Base Consideration”) in the form of newly-issued shares of DIH Common Stock, calculated based on a price of $10.00 per share; (b) DIH’s financial advisor received 700,000 shares of DIH Common Stock valued at the closing price of $5.02 as payment for the financial advisory fee due to it; (c) the 20,200,000 outstanding DIH Rights were converted into 2,020,000 shares of DIH Common Stock; (d) each outstanding share of DIH Class B Common Stock was converted into a share of DIH Common Stock. (e) in connection with the closing of the Business combination, additional 532,796 shares were issued to various ATAK service providers, including ATAK's underwriter, for services rendered in related to the transaction. The shares were issued as partial payments to those providers, whereas certain service providers forewent all or partial receipt of Common Stock.

In addition to the Aggregate Base Consideration, Legacy DIH stockholders as of the effective date of the merger may be entitled to receive up to 6,000,000 Earnout Shares, as additional consideration upon satisfaction of the following milestones, during the period beginning on the Closing Date and expiring on the fifth anniversary of the closing date (the “Earnout Period”):

•
1,000,000 Earnout Shares if the volume-weighted average price (“VWAP”) of DIH Common Stock is equal to or exceeds $12.00 for any 20 trading days during the Earnout Period;
•
1,333,333 Earnout Shares if the VWAP of DIH Common Stock is equal to or exceeds $13.50 for any 20 trading days during the Earnout Period;
•
1,666,667 Earnout Shares if the VWAP of DIH Common Stock is equal to or exceeds $15.00 for any 20 trading days during the Earnout Period; and
•
2,000,000 Earnout Shares if the VWAP of DIH Common Stock is equal to or exceeds $16.50 for any 20 trading days during the Earnout Period.

The Earnout Founder Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

On February 8, 2024, the Company entered into a subscription agreement with OrbiMed, an existing shareholder of DIH Cayman. Pursuant to the agreement, the Company will issue 150,000 shares of Common Stock at a purchase price of $10.00 per share for aggregate purchase price of $1.5 million together with warrants to purchase an additional 300,000 shares of DIH Common Stock with an exercise price of $10.00. The transaction is not closed as of the date the financial statements were issued.

The Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, ATAK was treated as the acquired company and Legacy DIH was treated as the acquirer for financial reporting purposes. The net assets of ATAK were stated at carrying value, with no goodwill or other intangible assets recorded. The consolidated and combined assets, liabilities and results of operations prior to the Business Combination are those of Legacy DIH and the assets, liabilities and results of operations of ATAK were consolidated with Legacy DIH beginning on the Closing Date. The shares and net loss per common share prior to the Business Combination have been retrospectively restated as shares reflecting the 25.0 million shares issued to the Legacy DIH shareholders pursuant to the Business Combination Agreement. Legacy DIH was determined to be the accounting acquirer based on evaluation of the following facts and circumstance:

•
Legacy DIH’s existing stockholders have the largest voting interest in the Company;
•
Legacy DIH’s executive management makes up the management of the Company;
•
Legacy DIH nominated a majority of the initial members of the Company's board of Directors;
•
the post-combination company assumed the name “DIH Holding US, Inc.”; and
•
Legacy DIH is the larger entity based on historical operating activity and employee base.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $3,225 in cash and cash equivalents. The Company’s sources of liquidity have been predominantly from proceeds received from product sales and services provided. The Company’s sources of liquidity have enabled the Company to expand the installation base and grow its market share.

The Company’s net losses began in 2020 and continued through the twelve months ended March 31, 2024. The Company’s historical operating losses resulted in an accumulated deficit of $35.2 million as of March 31, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the European Union Medical Device Regulation (EU MDR). Additionally, DIH had elevated costs related to efforts of adopting to public company standards. During the year ended March 31, 2024, the Company had positive cash flows from operating activities and negative operating results. The Company continues to take steps to streamline its organization and cost structure as well as improve future revenue growth.

The Company’s gross revenue has increased by 19.3%, from $54,059 to $64,473, for the year ended March 31, 2023 and 2024, respectively. The Company plans to continue to fund its growth through cash flows from operations and future debt and equity financing. The Company believes that its current cash and cash equivalents, together with cash provided by operating activities will provide adequate liquidity through one year from the date that these consolidated financial statements are issued.

The Company has three notes payable to a related party which are included in "Notes payable - related party". Each note is due on June 30, 2026 with an interest rate of 1.25% as further discussed in Note 13 to the Consolidated Financial Statements. The Company has made periodic payments on the principal and interests on the notes payable historically.

The Company’s future liquidity needs may vary materially from those currently planned and will depend on many factors, including the more aggressive and expansive growth plan, or for any unforeseen reductions in demand.

2.
Summary of Significant Accounting Policies

Basis of Presentation

On February 7, 2024, the Company consummated the Business Combination and became a publicly-traded company and its financial statements are now presented on a consolidated basis. Prior to the Business Combination, the Company's historical financial statements were prepared on a combined basis derived from DIH Cayman in the registration statement.

In connection with the Closing of the Business Combination and in accordance with the terms of the Business Combination Agreement, ATAK agreed to waive the closing condition that the reorganization be completed prior to Closing. The Company has recast historical financial statements filed in the registration statements to exclude assets, liabilities and results of operations of entities that are not controlled by the Company as of March 31, 2024. Control exists when the Company has the power, directly and indirectly, to govern the financial and operating policies of an entity and be exposed to the variable returns from its activities. The financial statements for all periods presented, including historical periods prior to February 7, 2024, are now referred to as “Consolidated financial statements" and have been prepared in conformity with U.S. GAAP.

While the Company’s businesses have historically functioned together with the other businesses controlled by DIH Cayman, the Company’s businesses are largely isolated and not dependent on corporate or other support functions. DIH Cayman did not have significant corporate or operational activity and does not have shared services that it provides to its subsidiaries. The Company considered allocations from the DIH Cayman and its subsidiaries but they are insignificant because of the organizational structure such that the Company has been operating on a standalone basis historically.

As of March 31, 2023, legacy DIH and DIH International (“DIH Hong Kong”) were wholly owned subsidiaries of DIH Cayman. As of March 31, 2024, DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH Hong Kong. Transactions with DIH Cayman, DIH Hong Kong and its subsidiaries are disclosed as related party transactions in Note 13.

All intercompany balances, transactions and profits are eliminated in consolidation.

Foreign Currency Reporting

The functional currency for the Company’s non-U.S. subsidiaries is their local currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for each respective reporting period. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive loss in equity (deficit).

Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany transactions and balances between foreign locations are recorded in the consolidated statements of operations. Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the years ended March 31, 2024 and 2023 were $(376) and $584, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying consolidated financial statements include the useful lives of long-lived assets, inventory valuations, the allocation of transaction price among various performance obligations, valuation of securities, the allowance for credit losses, the fair value of financial assets, liabilities, actuarial valuation of pensions and realizability of deferred income tax asset or liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consists of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with highly-rated financial institutions and limits the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers which is limited to the amounts recorded on the consolidated balance sheets. The risk associated with this concentration is mitigated by prepayment arrangement and our ongoing credit-review procedures and letters of credit or payment prior to shipment.

Major customers are defined as those individually comprising more than 10% of our trade accounts receivable or revenues. As of March 31, 2024, no customer represented more than 10% of total trade accounts receivables. As of March 31, 2023, one customer comprised 13.9% of total trade accounts receivables. For the year ended March 31, 2024, no customer comprised 10% of total revenue. For the year ended March 31, 2023, one customer comprised 12.0% of total revenue.

Revenue Recognition

Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. The Company’s sales are recognized primarily when it transfers control to the customer, which can be on the date of shipment of the product, the date of receipt of the product by the customer or upon completion of any required product installation service depending on the terms of the sales contracts and product shipping terms. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based upon a relative standalone selling price and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. Sales represent the amount of consideration the Company expects to receive from customers in exchange for transferring products and services. Net sales exclude sales tax, value added and other taxes the Company collects from customers. Sales for extended warranties are deferred and recognized as revenue on a straight-line basis over the warranty period. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in net sales.

Certain of the Company’s products are sold through distributors and third-party sales representatives under standard agreements whereby distributors purchase products from the Company and resell them to customers. These arrangements do not provide stock rotation or price protection rights and do not contain extended payment terms. Rights of return are limited to repair or replacement of delivered products that are defective or fail to meet the Company’s published specifications. Provisions for these warranty costs are recognized in the same period that the related revenue is recorded similar to other assurance-type warranties.

Deferred revenue primarily represents service contracts and equipment maintenance, for which consideration is received in advance of when service for the device or equipment is provided. Revenue related to services contracts and equipment maintenance is recognized over the service period as time elapses. Revenues related to products containing an installation clause, are recognized once the item is confirmed installed. See Note 3 for further information on the Company’s deferred revenue balances and remaining performance obligations.

Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Amounts billed to the customer for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of sales in the period in which revenue is recognized. The Company has elected a practical expedient under ASC 606 that allows for shipping and handling activities that occur after the customer has obtained control of a good to be accounted for as a fulfillment cost. The Company does not adjust the promised amount of consideration for the effects of a significant financing component, if, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less.

The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the performance obligation. The Company primarily recognizes revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. The billing terms for these point-in time product contracts generally coincide with delivery to the customer and customer acceptance. When the Company receives customer advances, these are recognized as advance payments from customers in the consolidated balance sheet. The Company recognizes revenue from the sale of certain service contracts over time on a ratable basis consistent with the nature, timing and extent of services, which primarily relate to extended warranties. Our billing terms for these contracts vary and can occur in advance of or following the service period of service. The differences between the timing of our revenue recognized and customer billings (based on contractual terms) result in changes to our contract asset or contract liability positions.

Warranties

The Company generally provides warranties for its products from manufacturing defects on a limited basis for a period of one year after purchase, but also has extended warranties that are separately priced for periods of up to four years. During the term of the warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product. If the customer does not allow the required scheduled maintenance of the product during the extended warranty contract terms, the contract is canceled.

The company estimates the costs that it may incur under its warranty programs based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim, and records a liability equal to these estimated costs in cost of sales. The company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts these amounts as necessary

A reconciliation of the changes in manufacturing warranty obligation is as follows:

	Years Ended March 31,
	2024	2023
Balance as of beginning of period	$973	$836
Current-year provisions	1,139	973
Reductions for settlements	(973)	(836)
Adjustments related to changes in estimates	(626)	-
Balance as of end of period	$513	$973

Cost of Sales

Cost of sales is comprised of direct materials and supplies consumed in the manufacture of products, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of sales also includes the cost to distribute products to customers, inbound freight costs, warehousing costs and other shipping and handling activity, excluding shipping and handling to customers.

Cost of service is comprised primarily of employee wages, benefits and related personnel expenses of our technical support team, our professional consulting personnel, and our training teams. It also includes costs related to travel and other associated expenses, as well as material and supplies consumed in providing services.

Selling, General and Administrative Expenses

Selling, general and administrative expense is comprised personnel related expenses for DIH’s sales and corporate functions and expenses for outside professional services as well as expenses for facilities, overhead, depreciation, amortization, and marketing costs.

Research and Development

Research and development costs are expensed when incurred except for production stage software research and development costs. Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.

Accounts Receivable, net

Accounts receivable, net in the accompanying consolidated balance sheets are presented net of allowances for credit losses. The Company performs evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The standard terms and conditions include provisions of prepayments of up to 100% of the contract value prior to shipping the product to the customer. The Company evaluates the collectability of its accounts receivable based upon several factors, including historical experience, the likelihood of payment from its customers, and any other known specific factors associated with its customers. Allowances are made based upon a specific review of aged invoices as well as a review of the overall quality and age of those invoices not specifically reviewed. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. Uncollectible accounts are written-off against the allowance when it is deemed that a customer account is uncollectible.

The decrease in Accounts Receivable related to the application of the Current Expected Credit Loss (CECL) methodology is primarily due to the more forward-looking and comprehensive approach to estimating credit losses under CECL compared to the previous incurred loss model.

The following table presents the allowance for credit loss and the changes therein:

Balance as of March 31, 2023	$1,683
CECL implementation	(547)
Recoveries	(704)
Credit loss expense	279
Write-offs	(44)
Balance as of March 31, 2024	$667

Fair Value Measurements

The Company uses any of three valuation approaches to measure fair value: the market approach, the income approach, and the cost approach in determining the appropriate valuation methodologies based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term related party notes payable, accrued expenses and other current liabilities, and accrued employee benefits. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and accrued employee benefits are representative of their respective fair values due to the short-term maturity of these instruments. The Company's related party notes payable are due within two years and is classified as noncurrent in the consolidated balance sheet and the Company makes regular prepayments historically prior to the due date. Therefore the Company's related party notes payable's carrying value approximate the fair value due to the remaining duration.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These fair value measurements incorporate nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, the Company reflects the impact of credit risk on liabilities, as well as any collateral. The Company also considers the credit standing of counterparties in measuring the fair value of assets.

The Company follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”) for non-financial assets and liabilities measured on a non-recurring basis such as on a potential impairment loss related to long-lived assets and assets and liabilities acquired in a business combination.

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the valuation hierarchy are defined as follows:

•
Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 – Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3 – Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors. These reserves are included within the raw materials and spare parts, work in process, and finished and semi-finished goods accounts.

Inventory costs for manufactured products consist primarily of direct labor and materials (including salary and fringe benefits, raw materials, and supplies) and indirect costs (including allocations of costs from departments that support manufacturing activities and facility allocations). The allocation of fixed production overhead costs is based on actual production levels, to the extent that they are within the range of the facility’s normal capacity. Inventory costs for products purchased for resale or manufactured under contract consist primarily of the purchase cost, freight-in charges, and indirect costs as appropriate.

The Company regularly evaluates its inventory to determine if the costs are appropriately recorded at the lower of cost or market value. Lower of cost or market value write-downs are recorded if the book value exceeds the estimated net realizable value of the inventory, based on recent sales prices at the time of the evaluation.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated over the useful lives of the assets using the straight- line method except for leasehold improvements which are depreciated over the shorter of the useful life or the lease term. Useful lives by asset category are as follows:

Years
Computer software and hardware	3 years
Machinery and equipment	5-10 years
Vehicles	5 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss are reflected in the accompanying consolidated statements of operations for the period.

Capitalized software, net

Software development costs are capitalized in accordance with ASC 350-40, Internal Use Software Accounting and Capitalization. Software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. Direct costs related to application development activities that are probable to result in additional functionality are capitalized. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software, 5 years, from which the expected benefit will be derived.

Other intangible assets, net

Costs associated with the acquisition of patent and technology related intangibles are capitalized and amortized using the straight-line method over the estimated useful life of 10 years, from which the expected benefit will be derived.

Demonstration Units

The Company utilizes product demonstration units that are used to display the product’s capabilities and demonstrate how it works to potential customers or for other appropriate applications. The Company records and carries the cost of these demonstration units as either inventory or property and equipment depending on several factors including the nature of the product, length of time the units are in the field prior to being sold, and whether management’s intent is to sell the units. If the product demonstration units are classified as property and equipment, the balance will be carried net of accumulated depreciation.

Impairment of Long-Lived Assets, including intangible assets

Long-lived assets include acquired property and equipment, subject to amortization. The Company evaluates the recoverability of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the undiscounted future cash flows expected to be generated by the asset or asset group. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset, while long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Capitalized software costs and other intangible assets are tested for impairment whenever events or changes in circumstances that could impact recoverability occur.

For the years ended March 31, 2024 and 2023, the Company did not record any impairment losses.

Leases

The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842 on April 1, 2021 using the modified retrospective approach and, as a result, did not restate prior periods. At the commencement of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has the following: (1) the right to obtain substantially all the economic benefits from use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate.

The Company leases office space, vehicles and office equipment under operating leases. The Company has elected several practical expedients permitted under ASC 842. The Company has elected not to recognize right-of-use assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised. The Company has elected to account for lease and non-lease components as a single lease component for all of the Company's leases. The Company has elected to use hindsight relief in determining the lease term and assessing impairment of right-of-use assets when transitioning to ASC 842. The Company has elected to not re-evaluate existing or expired contracts containing a lease, the classification of leases, or the initial direct costs for any existing leases previously accounted for under ASC 840.

Most real estate leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from six months to five years. Certain lease agreements contain options to purchase the leased property and options to terminate the lease. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when it is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised or is not at the Company’s option. The Company determines whether the reasonably certain threshold is met by considering all relevant factors, including company-specific plans and economic outlook.

Contingencies

The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Public and Private Placement Warrants

The Company assumed 20,200,000 warrants originally issued in ATAK's initial public offering (the “Public Warrants”) and 6,470,000 ATAK Private Placement Warrants. Each two warrants entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment

The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised at the option of the

Company. The Private Placement Warrants have terms and provisions that are identical to the Public Warrants except that the Private Placement Warrants holder can exercise their Private Placement Warrants for cash or on a cashless basis when the Company call the warrants for redemption at the option of private placement warrant holders and that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination.

The Company evaluated the Public and Private Placement Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they meet the criteria for equity classification as they are considered to be indexed to the Company’s own stock. Since the Public and Private Placement Warrants met the criteria for equity classification upon the consummation of the Business Combination, the Company recorded these warrants in additional paid-in capital as part of the Business Combination.

Segment Information

The Company operates in one operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews revenue at the geographic region level, and gross profit, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on an aggregate basis.

Defined Benefit Plan

The Company sponsors defined a benefit pension plan (“pension plan”) for certain employees and retirees. The Company recognizes the funded status of its pension plan on the consolidated balance sheets based on the year-end measurements of plan assets and benefit obligations. When the fair value of plan assets is in excess of the plan benefit obligations, the amounts are reported in other current assets and other assets. When the fair value of plan benefit obligations is in excess of plan assets, the amounts are reported in accrued expenses and other long-term liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets.

Net periodic pension benefit cost/(income) is recorded in the consolidated statements of operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and (gains) losses previously recognized as a component of other comprehensive income (loss) and amortization of the net transition asset remaining in accumulated other comprehensive income (loss). The service cost component of net benefit cost is recorded in selling, general and administrative in the consolidated statements of operations. The other components of net benefit cost are presented separately from service cost within other income (expense) in the consolidated statements of operations.

(Gains) losses and prior service costs/(credits) are recognized as a component of other comprehensive income (loss) in the consolidated statements of comprehensive loss as they arise. Those (gains) losses and prior service costs (credits) are subsequently recognized as a component of net periodic cost (income) pursuant to the recognition and amortization provisions of applicable accounting guidance. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service costs (credits) represent the cost of benefit changes attributable to prior service granted in plan amendments.

The measurement of benefit obligations and net periodic cost/(income) is based on estimates and assumptions approved by the company’s management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. See Note 14 for further information.

Acquisitions

In conjunction with each acquisition transaction, the Company determines if the acquisition meets the criteria to be accounted for as a business combination set forth in ASC 805, Business Combinations (“ASC 805”). The Company

evaluates the acquisition to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.

If the transaction is determined not to be a business combination, it is accounted for as an asset acquisition. For asset acquisitions, the Company allocates the purchase price and other related costs incurred to the assets acquired and liabilities assumed based on recent independent appraisals and management judgment.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets and identified intangible assets and as well as any noncontrolling interest in accordance ASC 805. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired in a business combination is recorded to goodwill and acquisition-related costs are expensed as incurred.

In October 2022, DIH acquired the SafeGait 360 and SafeGait Active smart mobility trainer systems from Gorbel, an innovative United States-based developer and manufacturer of smart material handling and fall protection equipment. The SafeGait acquisition was accounted for as an asset acquisition based on an evaluation of the U.S. GAAP guidance for business combinations. The total cost of the asset acquisition was $0.8 million, of which $0.1 million was paid upon closing. The Company made subsequent payments of $0.2 million in the first quarter of the year ending March 31, 2024. These subsequent payments and the $0.5 million contingent consideration liability is presented within accrued expenses and other current liabilities in the consolidated balance sheet as of March 31, 2024. The Company determined that the contingent consideration was not subject to derivative accounting.

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities, as well as loss and tax credit carryforwards and their respective tax bases measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

Deferred tax assets and deferred tax liabilities are presented as noncurrent in a classified balance sheet.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense (benefit). The Company adjusts these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

Under the Tax Cuts and Jobs Act, the Global Intangible Low-Taxed Income (“GILTI”) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a period cost within income tax expense in the period in which it is incurred or (ii) account for GILTI in a company’s measurement of deferred taxes. The Company elected to account for GILTI as a period cost.

Loss per share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

For periods prior to the closing of the Business Combination, basic and diluted income (loss) per share was calculated based on the 25.0 million shares issued to DIH Nevada's shareholders at the Closing Date.

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

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"). ASC 326 provides more decision-useful information about the expected credit losses on financial instruments, other commitments to extend credit held by a reporting entity at each reporting date, and requires the entity to estimate its credit losses as far as it can reasonably estimate. This update became effective for the Company on April 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP and simplifies the diluted earnings per share (“EPS”) calculation in certain areas. Under the new guidance there will be no separate accounting for embedded conversion features. It removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The amendments in this update are effective for the Company on April 1, 2024. Early adoption is permitted. We do not expect the adoption to have a material impact on our financial position or results of operations.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Update No. 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss in addition to disclosure of amounts for other segment items and a description of its composition. Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

3.
Revenue Recognition

The Company's revenues are derived from the sales of medical rehabilitation devices and technology services. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations.

Disaggregation of Revenue

The Company disaggregates its revenue with customers by category and by geographic region based on customer location, see Note 4 for further information. The following represents the net revenue for the years ended March 31, 2024 and 2023, based on revenue category:

	Years Ended March 31,
	2024	2023
Devices	$51,125	$43,452
Services	11,105	9,292
Other	2,243	1,315
Total revenue, net	$64,473	$54,059

The revenue that is recognized at a point in time was primarily related to the revenues from devices and the revenue that is recognized over time was related to revenue from services. Other revenue primarily relates to freight and packaging on devices and recognized at a point in time.

Deferred Revenue and Remaining Performance Obligations

Deferred revenue as of March 31, 2024 and 2023 was $9,881 and $9,996, respectively. During the years ended March 31, 2024 and 2023, the Company recognized $7,405 and $5,358 of revenue that was included in deferred revenue as of March 31, 2023 and March 31, 2022, respectively. Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancelable contracts with minimum purchase commitments. As of March 31, 2024 and 2023, the aggregate amount of the contracted revenue allocated to unsatisfied performance obligations with an original duration of one year or more was approximately $4,670 and $2,698, respectively. As of March 31, 2024, the Company expects to recognize revenue on the majority of these remaining performance obligations over the next 2 years.

Advance Payments From Customers

The Company receives advance payments related to customers from their orders to support the operation of the company in the production of the goods. The Company recognizes these prepayments as a liability under “Advance payments from customers” on the consolidated balance sheets when they are received. Revenue associated with the advance payments is recognized when performance obligation is fulfilled. Advance payments from customers was $10.6 million and $6.3 million as of March 31, 2024 and 2023, respectively.

4.
Geographical Information

The following represents revenue attributed to geographic regions based on customer location:

	Years Ended March 31,
	2024	2023
Europe, Middle East and Africa (“EMEA”)	$36,002	$31,454
Americas	16,716	14,264
Asia Pacific (“APAC”)	11,755	8,341
Total revenue	$64,473	$54,059

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	2024	2023
EMEA	$276	$236
Americas	206	390
APAC	48	116
Total property and equipment, net	$530	$742

5.
Net Loss Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and dilutive common shares outstanding during the period. As described in Note 1 - Business and Organization earnout shares issued in connection with the Business Combination are subject to vesting based on the volume weighted average trading prices (“VWAP”) of common shares during the earnout period. The earnout shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested. For periods prior to the Business Combination, basic and diluted loss per share was calculated based on the 25.0 million shares issued to Legacy DIH shareholders at the Closing Date. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period.

As of March 31, 2024, there were 34,544,935 shares of Common Stock issued and outstanding, excluding earnout shares.

Computation of basic and diluted net loss per share for the years ended March 31, 2024 and 2023, is as follows (in thousands, except share and per share amounts):

	Years Ended March 31,
	2024	2023
Net loss	$(8,443)	$(1,014)
Weighted-average shares outstanding, basic and diluted	26,382,190	25,000,000
Net loss per share – basic and diluted	$(0.32)	$(0.04)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	March 31,
	2024	2023
Earnout shares	6,000,000	—
Common Stock underlying Public Warrants	10,100,000	—
Common Stock underlying Private Placement Warrants	3,235,000	—
Total	19,335,000	—

6.
Inventories, Net

As of March 31, 2024 and 2023, inventories, net, consisted of the following:

	As of March 31,
	2024	2023
Raw materials and spare parts	$3,882	$4,619
Work in process	4,769	1,105
Finished goods	1,283	613
Less: reserves	(2,104)	(1,487)
Total inventories, net	$7,830	$4,850

7.
Property and Equipment, Net

Property and equipment, net as of March 31, 2024 and 2023 consisted of the following:

	As of March 31,
	2024	2023
Computer software and hardware	$849	$802
Machinery and equipment	807	661
Leasehold improvements	1,357	1,249
Furniture and fixtures	871	818
Vehicles	70	55
Demonstration units	222	466
Property and equipment	4,176	4,051
Less: accumulated depreciation	(3,646)	(3,309)
Property and equipment, net	$530	$742

Depreciation expense totaled $302 and $66 for the years ended March 31, 2024 and 2023, respectively.

8.
Capitalized software, net and other intangible assets, net

Capitalized software, net and other intangible assets, net as of March 31, 2024 and 2023 consisted of the following:

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$2,131	$—	$2,131	$2,019	$—	$2,019
Other intangible assets	$380	$—	$380	$380	$—	$380

Other intangible assets include patent and technology related intangible assets of $380 acquired from the SafeGait asset acquisition discussed in Note 2, which represented non-cash investing activities for the year ended March 31, 2023. The weighted-average useful lives of these intangible assets are 10 years.

Capitalized software, net and other intangible assets, net are subject to amortization when they are available for their intended use. For the years ended March 31, 2024 and 2023, the Capitalized software, net and other intangible assets are not available for intended use and thus not amortized. The weighted-average useful life of capitalized software is 5 years.

Estimated annual amortization for intangible assets over the next five years are as follows:

	2025	2026	2027	2028	2029
Estimated annual amortization	$90	$464	$464	$464	$464

9.
Other current assets

Other current assets as of March 31, 2024 and 2023 consisted of the following:

	As of March 31,
	2024	2023
Deferred cost of sales	$3,754	$3,505
Value added tax (“VAT”) receivable	635	361
Advance payments	414	726
Other current assets	313	263
Total other current assets	$5,116	$4,855

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2024 and 2023 consisted of the following:

	As of March 31,
	2024	2023
Taxes payable	$2,554	$2,114
Other payables and current liabilities	7,381	6,517
Total accrued expenses and other current liabilities	$9,935	$8,631

11.
Other Non-Current Liabilities

Other non-current liabilities as of March 31, 2024 and 2023 consisted of the following:

	As of March 31,
	2024	2023
Provisions	$1,977	$1,576
Pension liabilities	2,194	1,071
Total other non-current liabilities	$4,171	$2,647

12.
Stockholders' Equity

Authorized and Outstanding Capital Stock

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.

Common Stock

The Amended and Restated Certificate of Incorporation authorizes one class of common stock.

Holders of the Company’s common stock are entitled to one vote for each share held as of the record date for the determination of the shareholders entitled to vote on such matters, including the election and removal of directors, except as otherwise required by law. Under Delaware law, the right to vote cumulatively does not exist unless the certificate of incorporation specifically authorizes cumulative voting. The Company’s Amended and Restated Certificate of Incorporation does not authorize cumulative voting and provides that no shareholder is permitted to cumulate votes at any election of directors. Consequently, the holders of a majority of the outstanding shares of the Company’s common stock can elect all of the directors then standing for election, and the holders of the remaining shares are not able to elect any directors.

Subject to preferences that may apply to any shares of the Company’s preferred stock outstanding at the time, the holders of the Company’s common stock will be entitled to receive dividends out of funds legally available therefor if the Company’s board of directors, in its discretion, determines to authorize the issuance of dividends and then only at the times and in the amounts that the Company’s board of directors may determine. If the Company becomes subject to a liquidation, dissolution, or winding-up, the assets legally available for distribution to the Company’s shareholders would be distributable ratably among the holders of the Company’s common stock and any participating series of the Company’s preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of, and the payment of any liquidation preferences on, any outstanding shares of the Company’s preferred stock.

Preferred Stock

Under the terms of our certificate of incorporation, our Board has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the dividend, voting and other rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

The Company’s board of directors is able to authorize the issuance of the Company’s preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock. The issuance of the Company’s preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of the Company and might adversely affect the market price of the Company’s common stock and the voting and other rights of the holders of the Company’s common stock. There are currently no plans to issue any shares of the Company’s preferred stock.

Earnout Shares

As described in Note 1 - Business and Organization earnout shares issued in connection with the Business Combination are subject to vesting based on the volume weighted average trading prices (“VWAP”) of common shares during the earnout period. If, upon the expiration of the Earnout Period, the vesting of any of the Earnout Shares has not occurred, then the applicable Earnout Shares that failed to vest shall terminate and no longer apply and the Company shall instruct the escrow agent to deliver the Earnout Shares applicable to such unachieved earnout triggers to the Company for cancellation.

Warrants

Each two warrants entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Because the warrants may only be exercised for whole numbers of Common Stock, only an even number of warrants may be exercised at any given time by a warrant holder. The warrants will expire five years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Additionally, once the Public Warrants become exercisable, the Company can redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•
if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption as previously described, the Company has the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis.

Simultaneously with ATAK’s initial public offering, ATAK consummated a private placement of 6,470,000 Private Placement Warrants with ATAK’s sponsor. Each two Private Placement Warrants is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants except that the Private Placement Warrants holder can exercise their Private Placement Warrants for cash or on a cashless basis when the Company call the warrants for redemption at the option of private placement warrant holders the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination.

13.
Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Reorganization and Transaction with DIH Cayman and DIH Hong Kong

While the Company’s businesses have historically functioned together with the other businesses controlled by DIH Cayman, the Company’s businesses are largely isolated and not dependent on corporate or other support functions. DIH Hong Kong is a wholly-owned subsidiary of DIH Cayman and the Company was a wholly-owned subsidiary of DIH Cayman prior to closing of the Business Combination.

On July 1, 2021, DIH Cayman completed a series of reorganization steps to transfer DIH US Corp and its subsidiaries and Hocoma Medical GmbH from Hocoma AG to DIH Holding US Inc., Nevada, effectively creating the Company as explained in the Hocoma AG and share transfers section below. The reorganization was accounted for as a common control transaction and the assets contributed and liabilities assumed were recorded based on their historical carrying values.

Subsequent to the year ended March 31, 2022, the Company did not incur significant transactions with DIH Cayman or DIH Hong Kong. The balances recorded under "Due from relate party" and "Due to related party" are derived from historical transactions. The table below summarizes related party balances with DIH Hong Kong excluding Hocoma AG and Motek as of March 31, 2024 and 2023

	As of March 31,
	2024	2023
Due from related party	$2,586	$2,456
Due to related party	$1,470	$1,311

Hocoma AG and share transfers

On July 1, 2021, Hocoma AG entered into a series of agreements with the Company and its subsidiaries to transfer all business aspects of development and production of mechanical and electronic devices in the fields of medical technology and biotechnology to Hocoma Medical GmbH.

Between July 2021 and January 2024, Hocoma AG operated as a single entity, with all business operations conducted at Hocoma AG while all personnel, except for two employees managing the MDR certification, were employed by Hocoma Medical. The EU MDR 2017/745 came into effect in May 2021. All medical devices certified under the previous Medical Device Directive (MDD) must certify to the new requirements to ensure that they can continue to be sold in the European market. Hocoma AG holds the MDR certification, which cannot legally be transferred to Hocoma Medical. Upon the lifting of the injunction, management performed a retrospective separation of these entities to account for the original transactions reinstated by the court.

Transfer ownership of DIH US Corp to DIH Nevada:

Hocoma AG and DIH Nevada entered into a share purchase agreement effective on July 1, 2021, in which Hocoma AG agreed to sell all 10,000 shares of DIH US Corp and intercompany balances totaling $7.80 million between DIH US Corp and Hocoma AG to DIH Nevada. The purchase price was settled through a Note Agreement accruing interest at a rate of 1.25% annually (“Share Purchase Note”). The note has a term of 5 years, due on June 30, 2026, with prepayment allowed.

Contribution net assets to Hocoma Medical:

In a Contribution Agreement effective on July 1, 2021, Hocoma AG agreed to contribute its business to Hocoma Medical GmbH. The contributed business was valued at USD 10.47 million as amended where Hocoma Medical GmbH was a wholly owned subsidiary of Hocoma AG at the time. The Contribution Agreement explicitly excluded the intellectual property rights specified in the Contribution Agreement. Additionally, the assets excluded all 10,000 shares of DIH US Corporation and certain intercompany balances. The Agreement specifically excludes from these liabilities all indebtedness of Hocoma AG related to the contributed business as of the effective date, as well as any liability for taxes relating to the contributed business as of the effective date.

Transfer of ownership in Hocoma Medical to DIH Nevada:

Under a separate Share Purchase Agreement effective on July 1, 2021, Hocoma AG transferred all ownership in Hocoma Medical GmbH in the form of 200 membership interests to DIH Nevada for $10.47 million, based on the final valuation. The purchase price was settled through a Note Agreement with an interest rate of 1.25% (“Membership Interest Note”). The note was agreed for a term of 5 years, due on June 30, 2026, with prepayment allowed.

Transfer of intellectual property to DIH US Corp:

In a business/asset, share, and IP purchase agreement on July 12, 2021, which was amended on August 3, 2021 Hocoma AG transferred intellectual property rights as listed in the Annex to the agreement to DIH Technology Inc. (a wholly owned subsidiary of DIH US Corp) for $1.57 million through a note agreement. The note payable formalized in a note agreement effective July 1, 2021, with an interest rate of 1.25% (“IP Note”). The note was agreed for a term of 5 years, due on June 30, 2026, with prepayment allowed.

The Share Purchase Note, Membership Interest Note and IP Note together are referred to as "Related Party Notes".

Hocoma Medical GmbH has made periodically payments on the principal and interests of the Related Party Notes, resulting from the transfer of the business and assets above.

Additionally, the two employees who remained at Hocoma AG provided services for the business of Hocoma Medical. Historically, an immaterial premium was charged to the cost of the employees.

As of March 31, 2024 and 2023, the balances of Related Party Notes were $11,457 and $17,301, respectively included in Note payable - related party". The decrease resulted from the Company's payments of principal on Related Party Notes owed to Hocoma AG.

In addition to the Related Party Notes, as of March 31, 2024 and 2023, the Company recorded a related party balance of $(267) and $1,992, respectively, representing cash balances owed by Hocoma AG. As part of the transfer discussed above, the Company also recorded a long-term related party receivable for $324 as of March 31, 2024 and 2023, included in "Other assets".

Motek Group

The Company has entered into a distribution agreement with the Motek Group. The agreement, which has been historically in place, appoints the Company as the exclusive distributor of Motek's advanced human movement research and rehabilitation products and services designed to support efficient functional movement therapy within specified territories. Under the distribution agreement, Motek supplies the products and services to the Company at the prices detailed in the agreement, with the Company entitled to a distributor margin. Motek provides ongoing support and assistance, including training, marketing materials, and technical documentation to the Company.

For the years ended March 31, 2024 and 2023, the Company made purchases amounting to $13,599 and $11,869, respectively, from the Motek Group.

As part of these transactions, the Company made advance payments to Motek, included in "Due from related party," and also had trade payables, included in "Due to related party." The balances as of March 31, 2024 and 2023 are as follows:

	As of March 31,
	2024	2023
Due from related party	$3,367	$1,934
Due to related party	$8,667	$5,530

14.
Employee Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan in the United States. The Company’s obligation is limited to its contributions made in accordance with each plan document. Employer contributions to defined contribution plans are recognized as expense. Expenses related to the Company’s plans for the years ended March 31, 2024 and 2023 were $119 and $105, respectively.

Defined Benefit Plans

The Company has a Swiss defined benefit plans (the “Pension Plan”) covering substantially all the employees of Hocoma Medical GmbH in Switzerland. The Pension Plan exceed the minimum benefit requirements under Swiss pension law. The Swiss plans offer retirement, disability and survivor benefits and is governed by a Pension Foundation Board. The responsibilities of this board are defined by Swiss pension law and the plan rules.

The plans offer to members at the normal retirement age of 65 a choice between a lifetime pension and a partial or full lump sum payment. Participants can choose to draw early retirement benefits starting from the age of 58 but can also continue employment and remain active members of the plan until the age of 70. Employees can make additional purchases of benefits to fund early retirement benefits. The pension amount payable to a participant is calculated by applying a conversion rate to the accumulated balance of the participant’s retirement savings account at the retirement date. The balance is based on credited vested benefits transferred from previous employers, purchases of benefits, and the employee and employer contributions that have been made to the participant’s retirement savings account, as well as the interest accrued. The annual interest rate credited to participants is determined by the Pension Foundation Board at the end of each year.

Although the Swiss plans are based on a defined contribution promise under Swiss pension law, it is accounted for as a defined benefit plan under GAAP, primarily because of the obligation to accrue interest on the participants’ retirement savings accounts and the payment of lifetime pension benefits.

An actuarial valuation in accordance with Swiss pension law is performed regularly. Should an underfunded situation on this basis occur, the Pension Foundation Board is required to take the necessary measures to ensure that full funding can be expected to be restored within a maximum period of 10 years. If a Swiss plan were to become significantly underfunded on a Swiss pension law basis, additional employer and employee contributions could be required.

The investment strategy of the Swiss plan complies with Swiss pension law, including the rules and regulations relating to diversification of plan assets, and is derived from the risk budget defined by the Pension Foundation Board on the basis of regularly performed asset and liability management analyses. The Pension Foundation Board strives for a medium- and long-term balance between assets and liabilities.

Amounts recognized in the consolidated statements of operations for the years ended March 31, 2024 and 2023, in respect of the Pension Plan were as follows:

	Years Ended March 31,
	2024	2023
Current service cost	$655	$678
Interest cost	213	129
Expected return on plan assets	(296)	(194)
Actuarial loss / (gain) recognized	(161)	(179)
Actuarial loss / (gain) recognized because of settlement	(341)	(699)
Amortization of prior service credit	(145)	(135)
Net charge to statement of operations	$(75)	$(400)

Details of the employee defined benefits obligations and plan assets in respect of the Pension Plan are as follows:

	Years Ended March 31,
	2024	2023
Change in present value of defined benefit obligation:
Defined benefit obligation at the beginning of the year	$9,337	$9,500
Interest on defined obligation	213	129
Current service cost	655	678
Contributions by plan participants	444	476
Translation (gain) loss	534	(20)
Benefits paid	(289)	(1,095)
Actuarial loss arising on projected benefit obligation	118	(331)
Defined benefit obligation at the end of the year	$11,012	$9,337
Change in plan assets:
Fair value of plan assets at the beginning of the year	$7,761	$7,353
Actual return on plan assets	(68)	457
Contributions by the employer	530	569
Contributions by plan participants	444	476
Benefits paid	(289)	(1,095)
Translation loss	440	1
Fair value of plan assets - at the end of the year	$8,818	$7,761
Funded status at end of the year	$(2,194)	$(1,576)

Amounts relating to these defined benefit plans with accumulated benefit obligations in excess of plan assets were as follows:

	As of March 31,
	2024	2023
Accumulated benefit obligation	$10,686	$9,049
Fair value of plan assets	$8,818	$7,761

Amounts recognized in the Company’s consolidated balance sheet related to the present value of defined benefit obligations consist of the following:

	As of March 31,
	2024	2023
Current liabilities	—	—
Non-current liabilities	2,194	1,576
Total recognized in the consolidated balance sheet	$2,194	$1,576

Amounts recorded in accumulated other comprehensive income (loss) in respect of the pension plan consist of the following:

	Years Ended March 31,
	2024	2023
Net gain (loss)	$1,633	$2,610
Prior service (cost) credit	837	976
Total recorded in accumulated other comprehensive income	$2,470	$3,586

Amortization of prior service (cost) credit is recorded in selling, general and administrative in the consolidated statements of operations.

The principal assumptions used for the purpose of actuarial valuation of the pension plan are as follows:

	As of March 31,
	2024	2023
Discount rate	1.50%	2.10%
Expected return on plan assets	3.50%	3.50%
Expected rate of salary increase	1.00%	1.00%

The actuarial assumptions used for the defined benefit plans are based on the economic conditions prevailing in the jurisdiction in which they are offered. Changes in the defined benefit obligation are most sensitive to changes in the discount rate. The discount rate is based on the yield of high-quality corporate bonds quoted in an active market in the currency of the respective plan. A decrease in the discount rate increases the defined benefit obligation. The Company regularly reviews the actuarial assumptions used in calculating the defined benefit obligation to determine their continuing relevance.

Investment Policy

It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, to prudently invest to preserve capital and to provide sufficient liquidity while maximizing earnings for near-term payments of benefits accrued under the plan and to pay plan administrative expenses. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historical return trends for the various asset classes in the class portfolio are combined with current and anticipated future market conditions to estimate the rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

The table below represents the Company's pension plan’ weighted-average asset allocation as of March 31, 2024 and 2023 by asset category:

	As of March 31,
	2024	2023
Equity securities	36.58%	33.99%
Debt securities	28.16%	26.43%
Other, primarily cash and cash equivalents, senior loans and mutual funds	35.26%	39.58%

The table below presents the target allocation for each major asset category for the Company's pension plan for the years ended March 31, 2024 and 2023:

	Years Ended March 31,
	2024	2023
Equity securities	34.00%	34.00%
Debt securities	28.50%	28.00%
Other, primarily cash and cash equivalents, senior loans and mutual funds	37.50%	38.00%

The following tables provides the fair value of plan assets held by the Company’s pension plan by asset category and by fair value hierarchy level:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$106	$—	$—	$106
Equity securities	3,316	—	—	3,316
Debt securities	2,310	—	—	2,310
Real estate	—	1,851	—	1,851
Non-traditional assets	—	1,235	—	1,235
Total	$5,732	$3,086	$—	$8,818

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$186	—	$—	186
Equity securities	2,763	—	—	2,763
Debt securities	1,987	—	—	1,987
Real estate	—	1,855	—	1,855
Non-traditional assets	—	970	—	970
Total	$4,936	$2,825	$—	$7,761

For the year ending March 31, 2025, the Company expects to contribute $652 to its pension plan.

The following table presents expected pension plan payments over the next 10 years:

Amount
Year Ending March 31,
2025	$43
2026	252
2027	81
2028	88
2029	95
2030-2034	1,059

15.
Income Taxes

The components of loss before income tax for the years ended March 31, 2024 and 2023 were as follows:

	Year ended March 31,
	2024	2023
U.S. operations	$(11,652)	$(4,806)
Non-U.S. operations	4,455	5,810
Total loss before income taxes	$(7,197)	$1,004

The provision for income taxes during the years ended March 31, 2024 and 2023 consists of the following:

	Year ended March 31,
	2024	2023
Current:
State	$—	$—
Federal	—	—
Foreign	347	1,435
Deferred:	—	—
State	—	—
Federal	1	58
Foreign

Noncurrent:
State	—	—
Federal	200	525
Foreign	698	—
Total	$1,246	$2,018

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended March 31, 2024 and 2023 is as follows:

	Year ended March 31,
	2024	2023
Tax expense computed at federal statutory rate	21.0%	21.0%
State tax	6.4%	(12.7)%
Change in valuation allowance	11.6%	80.0%
Foreign rate differential	9.2%	(7.7)%
Non-deductible expenses	(15.2)%	62.6%
Uncertain Tax Positions	(53.5)%	52.3%
Other	3.2%	5.5%
Total income tax expense	(17.3)%	201.0%

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Year ended March 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$6,793	$6,483
Pension	422	323
Accrued expenses	35	138
Section 163(j) interest expense carryforward	84	165
Capitalized R&D	332	689
GAAP to statutory adjustments	741	686
Other	217	152
Total gross deferred tax assets	8,624	8,636
Less: valuation allowance	(8,139)	(8,264)
Total deferred tax assets, net of valuation allowance	$485	$372
Deferred tax liabilities:
Depreciation	$6	$7
GAAP to statutory adjustments	418	424
Other	173	51
Total gross deferred tax liabilities	597	482
Net deferred tax liabilities	$112	$110

The valuation allowance for deferred tax assets as of March 31, 2024 and 2023 primarily relates to net operating loss and interest deduction limitation carryforwards that, in the judgment of the Company, are not more-likely-than-not to be realized.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more-likely-than-not that it will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2024 and 2023.

As of March 31, 2024 and 2023, the Company has tax effected net operating loss carryforwards in U.S. of $5,000 and $2,453, respectively, of which $761 will expire starting in 2035 and the remainder which can be carried forward indefinitely. As of March 31, 2024 and 2023, the Company has U.S. state tax effected net operating loss carryforwards of approximately $1,169 and $464 that, if unused, will expire starting in 2035. As of March 31, 2024 and 2023, the Company has other foreign tax effected net operating loss carryforwards of $912 and $4,946 of which the majority can be carried forward seven years.

The Company prepares its financial statements on a consolidated basis. Income tax expense is calculated in accordance with the local tax laws of each entity in its relevant jurisdiction on a separate company basis.

A reconciliation of beginning and ending amount of unrecognized tax liability is presented below:

	Year ended March 31,
	2024	2023
Unrecognized Tax Liability – beginning balance	$—	$—
Net Increases – tax positions in current year	—	—
Net Increases – tax positions in prior year	3,499
Total income tax expense	$3,499	—

As of March 31, 2024 and March 31, 2023, the company had unrecognized tax benefits of $3,499, and $0, respectively, which related to tax positions that, if recognized, would affect the annual effective tax rate. The company recognized accrued interest and penalties in income tax expense. As of March 31, 2024 and March 31, 2023 accrued interest and penalties totaling to $159 thousand, and $0, respectively, is included in other long-term liabilities. The Company has identified potential penalty exposure in relation to specific information reporting requirements in the United States. Although the Company is trying to address these issues and pursue penalty abatement, it has recorded a long-term payable for the penalties, until potential relief is granted. As of March 31, 2024 and 2023, the recorded accrual balances stand at $1,200 and $1,000, respectively.

The Company is subject to taxation in Switzerland, the U.S., and other jurisdictions of its foreign subsidiaries. As of March 31, 2024, tax years 2020, 2021, and 2022 are subject to examination by the tax authorities in the U.S. The Company is not currently under examination by tax authorities in any jurisdiction.

16.
Commitments and Contingencies

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or taken together, have a material adverse effect on the Company’s business, operating results, cash flows or financial condition. The Company has determined that the existence of a material loss is neither probable nor reasonably possible.

17.
Leases

The Company leases office space (real estate), vehicles and office equipment under operating leases. The Company did not have any finance leases as of March 31, 2024 and 2023.

Right-of-use lease assets and lease liabilities that are reported in the Company’s consolidated balance sheet as of March 31, 2024 and 2023 are as follows:

	As of March 31,
	2024	2023
Operating lease, right-of-use assets, net	$4,466	$2,604

Current portion of long-term operating lease	1,572	1,005
Long-term operating lease	2,917	1,621
Total operating lease liabilities	$4,489	$2,626

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The expense is presented within Selling, general, and administrative expense. The components of lease expense related to the Company’s lease for the years ended March 31, 2024 and 2023 were:

	Years Ended March 31,
	2024	2023
Fixed operating lease costs	$1,766	$1,604
Short-term lease costs	13	—
Total lease cost	$1,779	$1,604

Supplemental cash flow information related to leases was as follows:

	Years Ended March 31,
	2024	2023
Operating cash flows included in the measurement of lease liabilities	$(1,786)	$(1,659)
Non-cash lease activity related to right-of-use assets obtained in exchange for new operating lease liabilities	406	128
Other non-cash changes to ROU assets due to reassessment of the lease term	2,946	—

The weighted average remaining lease term and discount rate for the Company’s operating leases as of March 31, 2024 and 2023 were:

	2024	2023
Weighted-average remaining lease term (in years)	2.63	2.77
Weighted-average discount rate	4.00%	4.00%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2024, maturities of operating lease liabilities for each of the following five years ending March 31 and a total thereafter were as follows:

Operating Leases
2025	$1,717
2026	1,181
2027	899
2028	893
2029	111
Thereafter	—
Total lease payments	4,801
Less: imputed interest	(312)
Total lease liability	$4,489

18.
Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2022	$(3,372)	$4,007	$635
Other comprehensive income (loss) before reclassifications	(503)	592	89
Reclassifications to statements of earnings	—	(1,013)	(1,013)
Total other comprehensive loss	(503)	(421)	(924)
Balance, March 31, 2023	(3,875)	3,586	(289)
Other comprehensive income (loss) before reclassifications	1,455	(469)	986
Reclassifications to statements of earnings	—	(647)	(647)
Total other comprehensive income (loss)	1,455	(1,116)	339
Balance, March 31, 2024	$(2,420)	$2,470	$50

19.
Subsequent Events

On June 6, 2024, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued $3.3 million in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”). The Debentures were issued with an original issue discount of $300 thousand, resulting in gross proceeds of approximately $3 million and net proceeds of approximately $2.5 million after deducting estimated offering expenses.

The Debentures are convertible into an aggregate of 660,000 shares of the Company’s Common Stock at a conversion price of $5.00 per share, subject to adjustment. The Debentures mature on December 7, 2025, and bear interest at a rate of 8% per annum, payable monthly beginning one year from the issuance date.

Provided that no event of default has occurred or is continuing, and at least 33% of the principal amount of the Debentures has either previously been repaid or converted in accordance with the terms of the Debenture, the Company may elect, by notice to the holder of the Debentures, to extend the Maturity Date by six months upon the payment of six months’ interest on the then-outstanding principal amount.

The Debentures are secured by substantially all of the assets of the Company and its domestic subsidiaries, excluding certain specified assets. Additionally, the Company’s domestic subsidiaries have provided an unconditional guarantee of the Debentures. In connection with the issuance of the Debentures, the Company also issued warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $5.00 per share, with a five-year term.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 12, 2024, the Audit Committee of the Board of Directors dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm. Marcum had served as the Company’s independent registered public accounting firm from May 2, 2022 through March 12, 2024. Marcum continued to provide certain services to the Company in connection with the completion of the audit of the financial statements of ATAK for year ended December 31, 2023. Marcum had served as the Company’s independent registered public accounting firm up to the completion of the Company’s Business Combination.

Marcum’s audit reports on the Company’s financial statements as of and for the year ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2022 and the subsequent interim period through March 12, 2024: (1) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (2) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the disclosure of the material weakness in the Company’s internal control over financial reporting as disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

On March 12, 2024, the Audit Committee engaged BDO AG (“BDO”) as its new independent registered public accounting firm. The Company has authorized Marcum to respond fully to the inquiries of BDO, as the successor independent registered accounting firm.

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

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the fiscal year ended March 31, 2024. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting. Specifically, the Company concluded that it had limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of March 31, 2024 as a result of the material weaknesses in internal control over financial reporting described above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Plan

During the year ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated herein by reference to the section entitled “Proposal 1 Election of Directors,” “Corporate Governance,” “Executive Officers” and, “Delinquent Section 16(a) Reports.” in the Proxy Statement.

Code of Ethics

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer, our principal financial officer, our principal accounting officer, and other persons performing similar finance functions. Our Code of Business Conduct and Ethics is available on our investor relations website https://ir.dih.com/ in the “Corporate Governance” section under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

Item 11. Executive Compensation.

The disclosure required by this Item is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference to the section entitled “Beneficial Ownership Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the sections entitled “Related Party Transactions” and “Corporate Governance” in the Proxy Statement

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to the section entitled “Proposal 3: Ratification of Independent Registered Public Accounting Form - Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report

1.
Financial Statements – See Index to Consolidated Financial Statements in Item 8.
2.
Financial Statement Schedules
Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.
3.
Exhibits

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of February 26, 2023, by and among Aurora Technology Acquisition Corp., Aurora Technology Merger Sub Corp., and DIH Holding US, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

3.1	Amended and Restated Certificate of Incorporation of DIH Holding US, Inc.
3.2	By-Laws of DIH Holding US, Inc.
4.1	Description of Securities
4.2	Warrant Agreement
4.3	Debenture dated June 7, 2024
4.4	Warrant Agreement dated February 7, 2022
10.1

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

10.2	Securities Purchase Agreement dated June 6, 2024
10.3	Security Agreement dated June 6, 2024
10.4	Subsidiary Guarantee Agreement dated June 6, 2024
10.5	Form of Deposit Account Control Agreement
10.6	Registration Rights Agreement dated June 6, 2024
10.7	Form of Voting Agreement
10.8	Form of Lock Up Agreement
10.9*	Subscription Agreement dated February 8, 2024
14	Code of Ethics
19	Insider Trading Policy
21*	List of Subsidiaries
24*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Claw-Back Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIH HOLDING US, INC.

Date: July 15, 2024	By:	/s/ Jason Chen
Name: Jason Chen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ Jason Chen	Chief Executive Officer and Chairman of the Board	July 15, 2024
	Jason Chen	(Principal Executive Officer)

By	/s/ Lynden Bass	Chief Financial Officer and Director	July 15, 2024
	Lynden Bass	(Principal Financial and Accounting Officer)

By	/s/ Dr. Patrick Bruno	Chief Marketing Officer and Director	July 15, 2024
Dr. Patrick Bruno

By	/s/ Max Baucus	Director	July 15, 2024
Max Baucus

By	/s/ F. Samuel Eberts III	Director	July 15, 2024
F. Samuel Eberts III

By	/s/ Ken Ludlum	Director	July 15, 2024
Ken Ludlum

By	/s/ Cathryn Chen	Director	July 15, 2024
Cathryn Chen