Form 10-K/A
period 2024-03-31
DIH HOLDING US, INC.
filed 2024-07-29
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41250

DIH HOLDING US, INC.

(Exact name of Registrant as specified in its charter)

Delaware	98-1624542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

77 Accord Park Drive; Suite D-1

Norwell, MA 02061

Telephone: 877-944-2200

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

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

The number of shares of Registrant’s Common Stock outstanding as of July 26, 2024 was 40,544,935.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name	Auditor Location
5988	BDO AG	Zurich, Switzerland

i

EXPLANATORY NOTE

DIH Holding US, Inc. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1”), to amend our Annual Report on Form 10-K for the period ended March 31, 2024 (the “Original 10-K”), originally filed with the United States Securities and Exchange Commission (the “SEC”), on July 15, 2024, solely for the purpose of including the information required by Items 10 through 14 of Part III of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC . Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Jason Chen	55	Chairman and Chief Executive Officer, Director
Lynden Bass	40	Chief Financial Officer, Director
Dr. Patrick Bruno	55	Chief Marketing Officer, Director
Class I Directors:
Jason Chen	55	Chairman and Chief Executive Officer, Director
Lynden Bass	40	Chief Financial Officer, Director
Dr. Patrick Bruno	55	Chief Marketing Officer; Director
Class II Directors:
Max Baucus*	82	Director
F. Samuel Eberts III**	64	Director
Class III Directors:
Ken Ludlum*	71	Director
Cathryn Chen*	35	Director

*“Independent Director” for purposes of the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

**Lead Independent Director.

The following is biographical information regarding DIH executive officers and directors.

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

F. Samuel Eberts III. Sam Eberts is an accomplished senior executive and board member with over 25 years of success with Fortune 500 companies in health care, consumer, and industrial services. He chairs the Daerter Group, a venture firm in North Carolina and New York providing seed investment for promising start-ups in health care and IoT technology. He recently retired as the Chief Legal Officer, Corporate Secretary and Senior Vice President of Global Corporate Affairs for Laboratory Corporation of America® Holdings (NYSE: LH ). At LabCorp, Eberts led the Global Corporate Affairs group, with enterprise-wide responsibility for the global Legal, Compliance, Corporate Secretary, Shareholder Services, Public Policy/Government Relations, Communications, Community Affairs/Philanthropy, Privacy and Security functions. Mr. Eberts serves on the Board of Trustees for Endicott College in Beverly, Mass. and the Alamance Community College Foundation in Graham, N.C. He is the past Chair of Easter Seals/UCP of North Carolina and Virginia. Eberts serves on the advisory boards for the Woodrow Wilson Center for International Scholars in Washington, D.C. and the World Policy Institute in New York, non-partisan think tanks for global policy analysis. Previously, he was a partner and served on the Board and the Investment Committee for MedCap Funds in Boston, Mass., an early-stage health care technology fund and Alpha Marketing in Raleigh, a channel marketing firm. Eberts has served on the Health Care Policy Leadership Council at Harvard University’s Kennedy School and presently serves on the Corporate Governance Forum at Harvard Law School. He is a member of the Council for Entrepreneurial Development, one of the largest entrepreneurial networks in the United States and is an active mentor working with entrepreneurs providing practical, day-to-day professional advice and coaching. Mr. Eberts is a frequent speaker on healthcare and leadership and has served as a guest lecturer at Harvard University’s Kennedy School of Government, Duke and Wake Forest University Schools of Law, Baylor University School of Medicine and the University of Minnesota’s Carlson School of Management. He has also served as an Adjunct Associate Professor at the University of Texas School of Public Health, Division of Management, Policy and Community Health. We believe Mr. Eberts’ extensive legal experience with healthcare-related public companies makes him a valuable member of our board..

Ken Ludlum. Mr. Ludlum has served as a director of the Company since February 2024. Mr. Ludlum is a professional board member with medical technology and biotechnology companies. He has served on the board of directors of more than a dozen companies. From 2002 to 2020, Mr. Ludlum served on the board of directors and as chairman of the audit committee at Natus Medical Incorporated, and as chairman of the compensation committee from June 2018 to June 2019. Mr. Ludlum has served on the board of directors and as chairman of the audit committee of Dermavant Sciences Limited, a United Kingdom company, since 2019. Mr. Ludlum has also been on the board of directors and chairman of the audit committee of Personalis Inc., a gene sequencing company, from 2016 – 2019. From 2014 to 2016 Mr. Ludlum served as Chief Financial Officer at CareDx, Inc., a molecular diagnostics company, and prior to that served as Chief Financial Officer for other publicly traded companies. Mr. Ludlum has worked for or with health care, medical device, biotechnology or diagnostic companies since 1985. Mr. Ludlum holds a B.S. degree in Business Administration from Lehigh University and a M.B.A. degree from Columbia University Graduate School of Business.

Mr. Ludlum is independent and his executive management experience and past board services at several public companies has provided him with extensive financial and accounting experience, and knowledge of accounting principles, financial reporting rules, and regulations and qualifies him as a financial expert. Mr. Ludlum also has a background in investment banking, which, coupled with his experience in finance, board service and financial leadership, provides him with the necessary skills and functional understanding to serve effectively on our Board, as Chairman of our Audit Committee and as a member of our Compensation Committee and Nominating and Governance Committee.

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

Number and Terms of Office of Officers and Directors

Our Board currently consists of seven members. The Board is classified into three classes: Class I, Class II and Class III. The number of directors in each class is as equal as possible. The Class I Directors stand appointed for a term expiring at the 2024 annual meeting, the Class II Directors stand appointed for a term expiring at the 2025 annual meeting and the Class III Directors stand appointed for a term expiring at the 2026 annual meeting. Directors appointed to succeed those directors whose terms expire are appointed for a term of office to expire at the third succeeding annual general meeting after their appointment. Except as applicable law may otherwise require, in the interim between annual general meetings or extraordinary general meetings called for the appointment of directors and/or the removal of one or more directors and the filling of any vacancy, additional directors and any vacancies in the board of directors, including unfilled vacancies resulting from the removal of directors for cause, may be filled by the vote of a majority of the remaining directors then in office, even though a quorum may not be present at any meeting of the directors, or by the sole remaining director. All directors hold office until the expiration of their respective terms of office and until their successors have been appointed. A director appointed to fill a vacancy resulting from the death, resignation or removal of a director serves for the remainder of the full term of the director whose death, resignation or removal has created the vacancy and until his successor has been appointed.

Corporate Governance Philosophy

The business affairs of the Company are managed under the direction of our Chief Executive Officer and the oversight of our Board in accordance with the Delaware General Corporation Law, as implemented by the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. The fundamental role of the Board is to effectively govern the affairs of the Company in the best interests of the Company and our stockholders. The Board strives to ensure the success and continuity of our business through the selection of qualified management. It is also responsible for ensuring that the Company’s activities are conducted in a responsible and ethical manner. The Company is committed to having sound corporate governance principles.

The Board held 5 meetings or took action by unanimous written consent during fiscal year ended March 31, 2024. During the fiscal year ended March 31, 2024, no director attended fewer than 75% of the meetings of our board of directors and board committees of which the director was a member.

It is the policy of the Board that all directors should attend the annual meetings in person or by teleconference.

Director Qualification Standards and Review of Director Nominees

The Nominating and Corporate Governance Committee (the “Governance Committee”) makes recommendations to the Board regarding the size and composition of the Board. The Governance Committee is responsible for screening and reviewing potential Director candidates and recommending qualified candidates to the Board for nomination. The Governance Committee considers recommendations of potential candidates from current Directors, management and stockholders. Stockholders’ nominees for Directors must be made in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Governance Committee to assess his or her qualifications.

Criteria for Board of Directors Membership

The Governance Committee is responsible for reviewing with the Board, from time to time, the appropriate skills and characteristics required of Board members in the context of the current size and composition of the Board.

This assessment includes issues of diversity and numerous other factors, such as skills, background, experience and expected contributions in areas that are relevant to the Company’s activities. These factors, and any other qualifications considered useful by the Governance Committee, are reviewed in the context of an assessment of the perceived needs of the Board as a whole when the Governance Committee recommends candidates to the Board for nomination. As a result, the priorities and emphasis that the Governance Committee, and the Board, places on various selection criteria may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective members of the Board. Therefore, while focused on the achievement and the ability of potential candidates to make a positive contribution with respect to such factors, the Governance Committee has not established any specific minimum criteria or qualifications that a nominee must possess. In addition, the Governance Committee and the Board are committed to considering candidates for the Board regardless of gender, ethnicity and national origin. While the Company does not have a specific policy regarding diversity, when considering the nomination of Directors, the Governance Committee does consider the diversity of its Directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. We believe that the considerations and the flexibility of our nomination process have created Board diversity of a type that is effective for our Company.

Board of Directors, Leadership Structure, and Executive Sessions

The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing Board leadership, and that given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. Our Corporate Governance Guidelines currently provide that the Board may choose to appoint a single person to a combined Chief Executive Officer and Chairman role or appoint a Chairman who does not also serve as Chief Executive Officer. Currently, our Chief Executive Officer also serves as Chairman. The Board believes this leadership structure is optimal for the Company at the current time, as it provides the Company with a Chief Executive Officer and Chairman with a long history of service in a variety of positions and who is, therefore, deeply familiar with the history and operations of the Company. The Board also believes that the current leadership structure provides independent oversight and management accountability through regular executive sessions of the independent Directors that are mandated by our Corporate Governance Guidelines. The Board recognizes that when the positions of Chairman and Chief Executive Officer are combined, or when the Chairman is not an independent director, it is imperative that the Board elect a strong Lead Independent Director with a clearly defined role and robust set of responsibilities and will annually elect a non-management, independent director to serve in the Lead Independent Director role. The Lead Independent Director shall have the following responsibilities (and may also perform other functions, upon request): (i) presiding at all meetings of the Board at which the Chairman is not present; (ii) presiding during Executive Sessions of the Board; (iii) calling meetings of the independent directors or the Board, as appropriate; (iv) facilitating discussion and open dialogue among the independent directors during Board meetings, Executive Sessions and outside of Board meetings; (v) briefing the Chairman and Chief Executive Officer on issues discussed during Executive Sessions; (vi) serving as a liaison among the Chairman and Chief Executive Officer and the other directors; (vii) together with the Chairman and Chief Executive Officer, approving Board meeting agendas and schedules to assure content and sufficient time for discussion of all agenda items; (viii) authorizing the retention of advisors and consultants who report directly to the Board, when appropriate; (ix) reviewing and reporting on the results of the Board and Committee assessments; (x) discussing Board and Committee performance, effectiveness and composition, including feedback from individual directors, with the Chairman and Chief Executive Officer and meeting individually with independent directors as needed; and (x) being available for consultation and direct communication with major investors and other stakeholders upon request.

The Role of the Board in Succession Planning

The Board believes effective succession planning, especially for the Chief Executive Officer, is important to the continued success of the Company. Pursuant to the Company’s Corporate Governance Guidelines, the Governance Committee will review and evaluate with the Board and the Chief Executive Officer the succession plans for the Company’s executive officers and make recommendations to the Board with respect to the selection of appropriate individuals to succeed these positions.

Board Assessments

Pursuant to the Company’s Corporate Governance Guidelines, the Governance Committee will periodically oversee a self-evaluation of the Board to determine whether the Board and its committees are functioning effectively. As appropriate, the Governance Committee will make recommendations to the Board for areas of improvement. The self-evaluation shall include evaluation of (a) the Board’s and each committee’s contribution as a whole and effectiveness in serving the best interests of the Company and its stockholders, (b) specific areas in which the Board and management believe that the performance of the Board and its committees could be improved and (c) overall Board composition and makeup. The factors to be considered shall include whether the directors can and do provide the integrity, experience, judgment, commitment, skills, diversity and expertise appropriate for the Company. In assessing the directors, both individually and collectively, the Governance Committee may consider the current needs of the Board and the Company to maintain a balance of knowledge, experience, diversity and capability in various areas. The Governance Committee will also consider the independence of directors and the requirements imposed by applicable law and applicable Exchange listing requirements.

Board of Director’s Role in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also has the responsibility to issue guidelines and policies to govern the process by which risk assessment and management is undertaken, monitor compliance with legal and regulatory requirements, and oversee the performance of our internal audit function as well as cyber-security measures to address risks to our information technology systems, networks and infrastructure from deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our Chief Financial Officer was appointed by the Audit Committee of the Board as the Audit Committee member with primary risk oversight responsibility for cybersecurity issues. Our Governance Committee monitors the effectiveness of our Corporate Governance Guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking.

Stockholder Communications with Directors

Stockholders who wish to communicate with the Board or an individual Director may do so by sending written correspondence by mail to: the Board or individual Director, c/o the Chief Executive Officer of the Company at 77 Accord Drive, Suite D-1, Norwell, MA 02061. The mailing envelope or cover letter must contain a clear notation indicating that the enclosed correspondence is a “Stockholder Board Communication.” All such communications must identify the author as a stockholder and clearly state whether the intended recipients are all or individual members of the Board. The Corporate Secretary will maintain a log of such communications and make copies of all such communications and circulate them to the full Board or the appropriate Directors.

Indemnification of Directors and Officers

As required by our Amended and Restated Certificate of Incorporation, we indemnify our Directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. We also have entered into agreements with our Directors and officers that contractually obligate us to provide this indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. These agreements may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty or have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

Code of Ethics

All of our employees, including our Chief Executive Officer and Chief Financial Officer, are required to abide by our Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner. These policies form the foundation of a comprehensive process that includes compliance with corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and a commitment to honesty, fair dealing and full compliance with all laws and regulations affecting the Company’s business. Our policies and procedures cover all major areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to laws and regulations applicable to the conduct of our business.

As required by the Sarbanes-Oxley Act of 2002, our Audit Committee has procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The full text of our Code of Ethics is posted on our website at www.dih.com on the “Investor Relations - Corporate Governance” page, and also included as Exhibit 14 to the Form 10-K.

We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC and Nasdaq rules and, to the extent required, by filing Current Reports on Form 8-K with the SEC disclosing such information.

Corporate Governance Guidelines

We have adopted a Nominating and Corporate Governance Committee Charter that address the composition of the Board, criteria for Board membership and other Board governance matters. These guidelines are available on our website at www.dih.com on the “Investor Relations - Corporate Governance” page.

Audit Committee Charter

We have adopted an Audit Committee Charter that address the Company’s accounting and financial reporting processes. These guidelines are available on our website at www.dih.com on the “Investor Relations - Corporate Governance” page.

Compensation Committee Charter

We have adopted a Compensation Committee Charter that address the Company’s compensation structure. These guidelines are available on our website at www.dih.com on the “Investor Relations - Corporate Governance” page.

Insider Trading Policy

We have adopted an insider trading policy available on our website at www.dih.com on the “Investor Relations - Corporate Governance – Governance Overview” page.

Policy Prohibiting Hedging or Pledging of Securities

Under our insider trading policy, our employees, including our officers and the members of our Board, are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as options, warrants, puts and calls, and other similar instruments on our securities, (3) hedging transactions (including, without limitation, prepaid variable forward sale contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities, (4) pledging any of our securities as collateral for any loans, (5) holding our securities in a margin account and (6) placing standing or limit orders on our securities.

Clawback Policy

We have adopted Clawback Policy which is available on our website at www.dih.com on the “Investor Relations - Corporate Governance - Governance Overview” page.

Board and Committee Membership

Our Board currently consists of seven members. The Board is classified into three classes: Class I, Class II and Class III. The number of directors in each class is as equal as possible. The Class I Directors stand appointed for a term expiring at the 2024 Annual Meeting, the Class II Directors stand appointed for a term expiring at the 2025 annual meeting and the Class III Directors stand appointed for a term expiring at the 2026 annual meeting. Directors appointed to succeed those directors whose terms expire are appointed for a term of office to expire at the third succeeding annual general meeting after their appointment. Except as applicable law may otherwise require, in the interim between annual general meetings or extraordinary general meetings called for the appointment of directors and/or the removal of one or more directors and the filling of any vacancy, additional directors and any vacancies in the board of directors, including unfilled vacancies resulting from the removal of directors for cause, may be filled by the vote of a majority of the remaining directors then in office, even though a quorum may not be present at any meeting of the directors, or by the sole remaining director. All directors hold office until the expiration of their respective terms of office and until their successors have been appointed. A director appointed to fill a vacancy resulting from the death, resignation or removal of a director serves for the remainder of the full term of the director whose death, resignation or removal has created the vacancy and until his successor has been appointed.

Audit Committee

The members of the Audit Committee are Ken Ludlum (Chair), Max Baucus and Cathryn Chen. The Board has determined that each member is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Board has determined that Ken Ludlum is an “audit committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the audit committee has the requisite financial expertise required under the applicable Nasdaq requirements. In arriving at this determination, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Compensation Committee

The members of the Compensation Committee are Max Baucus (Chair), Ken Ludlum and Cathryn Chen. The Board has determined that each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Board has also determined that each member is independent under SEC regulations and Nasdaq listing standards. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate and to nominated candidates for the Board.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are F. Samuel Eberts III (Chair), and Cathryn Chen. The Board has determined each member is independent under the Nasdaq listing standards. The primary purpose of the governance committee is to evaluate the performance of the Board and of individual directors and review developments in corporate governance practices.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Compensation Committee of any entity that has one or more officers serving on our Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires DIH’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all transactions were timely reported during the fiscal year ended March 31, 2024.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

The Company is a “smaller reporting company” as defined by the SEC, and an “emerging growth company” as defined in the JOBS Act, and therefore is not required to provide, and does not purport to provide, all of the disclosures required for a “Compensation Discussion and Analysis” as set forth in the rules promulgated by the SEC. Therefore, the Company is providing a brief overview of its executive compensation program and has elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits programs to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving our goals. We believe our compensation programs should promote the success of the Company and align executive incentives with the long-term interests of our stockholders. This section provides an overview of the material components of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. The following is a discussion and analysis of the material components of the compensation arrangements of DIH’s named executive officers for the fiscal year ended March 31, 2024.

For the fiscal years ended March 31, 2024 and March 31, 2023, DIH’s “named executive officers” and their positions were as follows:

Jason Chen, Chief Executive Officer

Lynden Bass, Chief Financial Officer

Patrick Bruno, Chief Marketing Officer

This discussion may contain forward-looking statements that are based on DIH’s current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that DIH adopts following the completion of this offering may differ materially from the currently planned programs summarized in this discussion.

Compensation Philosophy

The Company’s executive compensation program is designed to enable the Company to provide competitive compensation packages that attract, retain and motivate talented executives and managers while aligning management’s and stockholders’ interests in the enhancement of Company performance and stockholder value.

The Company’s executive compensation program uses multiple elements to deliver a total package consisting of base salary, annual cash incentive awards and long-term incentive compensation in the form of equity awards, which are heavily weighted toward variable compensation tied to Company performance and stock price performance. The Compensation Committee reviews each element separately but also considers the relative mix of compensation and benefit offerings when making compensation decisions. In addition, the Compensation Committee retains discretion to make adjustments it deems advisable to balance the Company’s overall performance and the individual performance of the Company’s executive officers with our “pay for performance” philosophy.

Summary Compensation Table

Fiscal Years Ended March 31, 2023 and March 31, 2024 Base Salaries

The named executive officers (“NEOs”) receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jason Chen	2024	384,000		—	—	(4)	384,000	(4)
Chief Executive Officer	2023	384,000		—	—	—	384,000

Lynden Bass	2024	280,000		—	—	(5)	280,000	(5)
Chief Financial Officer	2023	13,481	(1)	—	—	—	13,481	(1)

Patrick Bruno	2024	406,457		—	(3)	453,430 (6)	859,887	(6)
Chief Marketing Officer	2023	353,626		—	(3)	185,230	538,856

(1)	Ms. Bass became our Chief Financial Officer on March 15, 2023. For the fiscal year ended March 31, 2023, Ms. Bass received a salary of $13,481 which reflects the period of March 15, 2023 thru March 31, 2023. Ms. Bass’ annual salary is $280,000.

(2)	Mr. Bruno’s salary is denominated in Swiss Francs. At fiscal year-end, this translated into US$348,040.

(3)	Mr. Bruno participates in a Swiss pension plan.

(4)	Mr. Chen is also eligible for a performance-based cash bonus of up to $190,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2024.

(5)	Ms. Bass is also eligible for a performance-based cash bonus of up to $140,000, the exact amount of which will be determined by DIH’s board of directors based on a review of her performance for the year ended March 31, 2024.

(6)	Mr. Bruno is also eligible for a performance-based cash bonus of up to $174,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2024. The amounts include the payout of bonuses and long-term incentive plan for the years ended March 31, 2024 and 2023.

Fiscal Years Ended March 31, 2023 and March 31, 2024 Bonuses

DIH has historically not paid discretionary annual bonuses.

Equity Compensation

No stock options have been granted to DIH’s NEOs during fiscal years ended March 31, 2023 and March 31, 2024.

Other Elements of Compensation — Employee Benefits and Perquisites

Health/Welfare Plans. During their employment, DIH’s named executive officers are eligible to participate in DIH’s employee benefit plans and programs, including medical and dental benefits, to the same extent as DIH’s other full-time employees, subject to the terms and eligibility requirements of those plans.

Pension Benefits

Patrick Bruno participates in a Swiss pension plan. None of our other executive officers, including any of our other NEOs, participate in any defined benefit pension plans.

Nonqualified Deferred Compensation

None of our executive officers, including any of our NEOs, participate in any non-qualified deferred compensation plans, supplemental executive retirement plans or any other unfunded retirement arrangements.

Other Benefits and Perquisites

We provide benefits to our executive officers, including our NEOs, on a similar basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short-term and long-term disability insurance; a health savings account and flexible spending accounts. We do not maintain any executive-specific benefit or perquisite programs outside of financial planning services.

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount that we may deduct from our U.S. federal taxable income for compensation paid to persons who are “covered employees” for purposes of Section 162(m), to $1 million per covered employee per year. While we are mindful of the benefit of full tax deductibility of compensation, we also value the flexibility of compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, the Compensation Committee and the Board may approve compensation that may not be fully deductible because of the limitation of Section 162(m).

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We do not provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A of the Code, and we have not agreed and are not otherwise obligated to provide any executive officer, including any NEO, with such a “gross-up” or other reimbursement.

Outstanding Equity Awards at Fiscal Years-Ended March 31, 2023 and March 31, 2024.

There were no equity awards of any type outstanding as of March 31, 2023 and March 31, 2024.

Executive Officer Offer Letters

Each of the current NEOs has entered into an offer letter agreement with DIH. The employment of each officer is “at will” and the agreement may be terminated by either party, with or without cause, without the payment of any severance.

Pursuant to Mr. Chen’s offer letter, Mr. Chen is entitled to an initial annual base salary of $384,000. Mr. Chen is also eligible for a performance-based cash bonus of up to $190,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2024.

Pursuant to Ms. Bass’s offer letter, Ms. Bass is entitled to an initial annual base salary of $280,000. Ms. Bass is also eligible for a performance-based cash bonus of up to $140,000, the exact amount of which will be determined by DIH’s board of directors based on a review of her performance for the year ended March 31, 2024.

Pursuant to Mr. Bruno’s offer letter, Mr. Bruno is entitled to an initial annual base salary of $348,040. Mr. Bruno is also eligible for a performance-based cash bonus of up to $174,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2024.

Non-Employee Director Compensation

During the fiscal year ended March 31, 2024, DIH’s non-employee directors received the following cash and equity compensation for their service in such capacity.

Name	Fees Earned or Paid ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Max Baucus	0	0	—	0
F. Samuel Eberts III	0	0	—	0
Ken Ludlum	0	0	—	0
Cathryn Chen	0	0	—	0

As of July 29, 2024, DIH’s non-employee directors received the following cash and equity compensation for their service in such capacity. All cash payments to directors are paid monthly on a pro-rated basis.

Name	Fees Earned or Paid ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Max Baucus (1)	83,333	0	—	83,333
F. Samuel Eberts III (2)	41,667	0	—	41,667
Ken Ludlum (3)	83,333	0	—	83,333
Cathryn Chen (4)	41,667	0	—	41,667

(1) Post fiscal year ended March 31, 2024, Mr. Baucus is entitled to receive on an annual basis: (a) $200,000 in cash fees and (b) $100,000 in shares of Common Stock, as compensation for his service as director.

(2) Post fiscal year ended March 31, 2024, Mr. Eberts is entitled to receive on an annual basis: (a) $100,000 in cash fees and (b) $200,000 in shares of Common Stock, as compensation for his service as director.

(3) Post fiscal year ended March 31, 2024, Mr. Ludlum is entitled to receive on an annual basis: (a) $200,000 in cash fees and (b) $100,000 in shares of Common Stock, as compensation for his service as director.

(4) Post fiscal year ended March 31, 2024, Ms. Chen is entitled to receive on an annual basis: (a) $100,000 in cash fees and (b) $200,000 in shares of Common Stock, as compensation for her service as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding the beneficial ownership of our Common Stock as of the Record Date (except where otherwise noted) by:

●	each stockholder known by DIH to own beneficially more than 5% of our Common Stock;

●	each of our named executive officers (as that term is defined later in this Form 10-K under the heading “Executive and Director Compensation”);

●	each of our directors; and

●	all directors and executive officers as a group.

Percentage ownership in the following table is based on 40,544,935 shares of Common Stock outstanding as of the Record Date. We have determined beneficial ownership in the table in accordance with the rules of the SEC. In computing the number of shares beneficially owned by any person or group of persons and the percentage ownership of that person or group, shares of Common Stock that may be acquired within 60 days of July 29, 2024 subject to options or other rights held by such person, are deemed to be beneficially owned by such person and outstanding for the calculation of such person’s percentage ownership. These shares are not considered to be outstanding for computing the percentage ownership of any other person. To our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Shares Owned		Percentage Ownership
Directors and Executive Officers
Jason Chen(1)	14,085,241		34.7
Lynden Bass	—		—
Dr. Patrick Bruno	—		—
Max Baucus	—		—
F. Samuel Eberts III	—		—
Ken Ludlum	—		—
Cathryn Chen(2)	7,620,173	(5)	17.4
All Directors and Executive Officers as a Group (7 Persons)	21,705,414	(5)	49.58
5% or Greater Stockholders
DIH Technology Ltd.(1)(3)	14,085,241		34.7
ATAC Sponsor LLC(2)(4)	7,620,173	(5)	17.4
Five Narrow Lane, L.P.(7)	2,190,000	(6)	5.1

* Less than 1%

(1)	Jason Chen does not own any shares of DIH directly but may be deemed to have indirect ownership of DIH through his ownership of approximately 42% of the outstanding shares of DIH Technology Ltd. He does not have voting or dispositve power over the shares of DIH owned by DIH Technology Ltd. As a result of the completion of the Business Combination, he continues to have an indirect ownership of shares of DIH through his ownership of DIH Technology Ltd. but does not have voting or dispositive power over such shares.

(2)	ATAC Sponsor LLC (the “Former Sponsor”) is the record holder of the shares reported herein. Zachary Wang, Cathryn Chen and Yida Gao are managing members of the Former Sponsor. Consequently, Cathryn Chen may be deemed the beneficial owner of the shares held by the Former Sponsor and have voting and dispositive control over such securities. Ms. Chen disclaims beneficial ownership of any shares other than to the extent she may have a pecuniary interest therein, directly or indirectly.

(3)	The business address for DIH Technology Ltd is P.O. Box 61, 3rd Floor Harbour Centre, North Church Street, Grand Cayman, KY1-1102, Cayman Islands.

(4)	The business address for the Former Sponsor is 4 Embarcadero Center, Suite 1449, San Francisco, CA 94105.

(5)	Includes 3,235,000 shares of Common Stock underlying the Private Placement Warrants held by ATAC Sponsor LLC.

(6)	Includes up to (i) 660,000 shares of Common Stock, issuable upon conversion of the 8% Original Issue Discount Senior Secured Convertible Debenture (the “Debenture”) purchased by Five Narrow Lane, L.P. pursuant to a Securities Purchase Agreement dated June 7, 2024, (ii) up to 1,200,000 shares of Common Stock issuable in connection with the payment of required monthly redemption payments on the Debenture which may be made in shares of Common Stock in lieu of cash; and (iii) up to 330,000 shares of Common Stock underlying the Warrant issued to Five Narrow Lane, L.P. in connection with the purchase of the Debenture. Pursuant to the beneficial ownership limitation set forth in the Debenture and Warrant, Five Narrow Lane is restricted from effecting any conversion of the Debenture or exercise of the Warrant which would result in an excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon such conversion and/or exercise.

(7)	The business address for Five Narrow Lane, L.P. is 510 Madison Avenue, 14th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Transactions with DIH

DIH has not historically operated as a standalone business and has had various transactional relationships with DIH Cayman, a company formed in the Cayman Islands (“DIH Cayman”). Consistent with the basis of presentation in DIH’s financial statements presented elsewhere in this Form 10-K, net parent company investment is primarily impacted by net funding provided by or distributed to DIH Cayman.

DIH and DIH International (“DIH Hong Kong”) are wholly owned subsidiaries of DIH Cayman. As of July 29, 2024, DIH Cayman remains the largest stockholder of the Company and continues to own 100% interest in DIH Hong Kong.

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

Subsequent to the year ended March 31, 2022, the Company did not incur significant transactions with DIH Cayman or DIH Hong Kong. The balances recorded under “Due from relate party” and “Due to related party” are derived from historical transactions. The table below summarizes related party balances with DIH Hong Kong excluding Hocoma AG and Motek as of March 31, 2024 and 2023

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

Between July 2021 and January 2024, Hocoma AG operated as a single entity, with all business operations conducted at Hocoma AG while all personnel, except for two employees managing the MDR certification, were employed by Hocoma Medical. The EU MDR 2017/745 came into effect in May 2021. All medical devices certified under the previous Medical Device Directive (MDD) must certify to the new requirements to ensure that they can continue to be sold in the European market. Hocoma AG holds the MDR certification, which cannot legally be transferred to Hocoma Medical. Upon the lifting of the injunction, management performed a carve out of these entities to to reflect the transfer from Hocoma AG to Hocoma Medical GmbH in July 2021.

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

The Share Purchase Note, Membership Interest Note and IP Note together are referred to as “Related Party Notes”.

Hocoma Medical GmbH has made periodically payments on the principal and interests of the Related Party Notes, resulting from the transfer of the business and assets above.

Additionally, the two employees who remained at Hocoma AG provided services for the business of Hocoma Medical. Historically, an immaterial premium was charged to the cost of the employees.

As of March 31, 2024 and 2023, the balances of Related Party Notes were $11,457 and $17,301, respectively included in Note payable - related party”. The decrease resulted from the Company’s payments of principal on Related Party Notes owed to Hocoma AG.

In addition to the Related Party Notes, as of March 31, 2024 and 2023, the Company recorded a related party balance of $(267) and $1,992, respectively, representing cash balances owed by Hocoma AG. As part of the transfer discussed above, the Company also recorded a long-term related party receivable for $324 as of March 31, 2024 and 2023, included in “Other assets”.

Motek Group

The Company has entered into a distribution agreement with the Motek Group. The agreement, which has been historically in place, appoints the Company as the exclusive distributor of Motek’s advanced human movement research and rehabilitation products and services designed to support efficient functional movement therapy within specified territories. Under the distribution agreement, Motek supplies the products and services to the Company at the prices detailed in the agreement, with the Company entitled to a distributor margin. Motek provides ongoing support and assistance, including training, marketing materials, and technical documentation to the Company.

For the years ended March 31, 2024 and 2023, the Company made purchases amounting to $13,599 and $11,869, respectively, from the Motek Group.

As part of these transactions, the Company made advance payments to Motek, included in “Due from related party,” and also had trade payables, included in “Due to related party.” The balances as of March 31, 2024 and 2023 are as follows:

	As of March 31,
	2024	2023
Due from related party	$3,367	$1,934
Due to related party	$8,667	$5,530

Director Independence

The Board has determined that, Ken Ludlum, Max Baucus, F. Samuel Eberts III and Cathryn Chen are “independent directors” for purposes of the NASDAQ Stock Market (“NASDAQ”) Listing Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as the term applies to membership on the Board and the various committees of the Board. NASDAQ’s independence definition includes a series of objective tests, such as that the Director has not been an employee of the company within the past three years and has not engaged in various types of business dealings with the Company. As of June 21, 2024, the Board has appointed Mr. Eberts as Lead Independent Director (see Item 10 - “Board of Directors, Leadership Structure, and Executive Sessions” of this 10-K). In addition, as further required by NASDAQ Listing Rules, our Board has made an affirmative subjective determination as to each independent Director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In making these determinations, the Board reviewed and discussed information provided by the Directors and us with regard to each Director’s business and personal activities as they may relate to the Company and the Company’s management.

Item 14. Principal Accounting Fees and Services.

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

During the fiscal year ended December 31, 2023 and the subsequent interim period through March 12, 2024: (1) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (2) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the disclosure of the material weakness in the Company’s internal control over financial reporting as disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

On March 12, 2024, the Audit Committee engaged BDO AG as its new independent registered public accounting firm. The Company has authorized Marcum to respond fully to the inquiries of BDO, as the successor independent registered accounting firm.

BDO had served as independent registered public accounting firm for DIH Holding US, Inc., a Nevada corporation up through the completion of the Business Combination. During the two most recent fiscal years and the subsequent interim period through March 12, 2024, DIH did not consult with BDO with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K

The following table presents fees for professional services by BDO AG for the audit of DIH’ financial statements and fees billed for audit-related services, tax services and all other services for the fiscal years ended March 31, 2024 and March 31, 2023.

	March 31
Services	2024	2023
Audit fees*	$1,143,400	$855,020
Audit-related fees**	—	—
Total fees	$1,143,400	$855,020

*Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the fiscal years ended March 31, 2024 and 2023, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

**Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our financial statements.

There were no tax or other fees billed in fiscal years 2024 and 2023 for any services other than those reported above.

All of the above services were approved by the Audit Committee. In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of our independent registered public accounting firm for such services.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ Jason Chen	Chief Executive Officer and Chairman of the Board	July 29, 2024
	Jason Chen	(Principal Executive Officer)

By	/s/ Lynden Bass	Chief Financial Officer and Director	July 29, 2024
	Lynden Bass	(Principal Financial and Accounting Officer)

