Form 10-Q
period 2024-06-30
DIH HOLDING US, INC.
filed 2024-08-19
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Registrant’s telephone number, including area code: 877-944-2200

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2024 was 40,544,935

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

•
unexpected technical and marketing difficulties inherent in major research and product development efforts;
•
our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;
•
the potential need for changes in our long-term strategy in response to future developments;
•
our ability to attract and retain skilled employees;
•
our ability to raise sufficient capital to support our operations and fund our growth initiatives;
•
unexpected changes in significant operating expenses, including components and raw materials;
•
any disruptions or threatened disruptions to our relations with our resellers, suppliers, customers and employees, including shortages in components for our products;
•
changes in the supply, demand and/or prices for our products;
•
the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;
•
the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;
•
changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;
•
our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;
•
failure to develop new products or integrate new technology into current products;
•
unfavorable results in legal proceedings to which we may be subject;
•
failure to establish and maintain effective internal control over financial reporting; and
•
general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

ii

You should refer to Part I, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q together with the Risk Factors disclosed in our Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of the risks, uncertainties and assumptions described under “Risk Factors” and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

iii

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (in thousands, except share and per share data)

	As of June 30, 2024	As of March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,749	$3,225
Accounts receivable, net of allowances of $631 and $667, respectively	5,690	5,197
Inventories, net	9,014	7,830
Due from related party	5,728	5,688
Other current assets	6,194	5,116
Total current assets	29,375	27,056
Property, and equipment, net	664	530
Capitalized software, net	2,052	2,131
Other intangible assets, net	380	380
Operating lease, right-of-use assets, net	4,388	4,466
Other tax assets	417	267
Other assets	933	905
Total assets	$38,209	$35,735
Liabilities and Deficit
Current liabilities:
Accounts payable	$5,368	$4,305
Employee compensation	3,991	2,664
Due to related party	9,790	10,192
Current portion of deferred revenue	6,350	5,211
Manufacturing warranty obligation	549	513
Current portion of long-term operating lease	1,509	1,572
Current maturities of convertible debt	1,461	—
Advance payments from customers	9,272	10,562
Accrued expenses and other current liabilities	9,950	9,935
Total current liabilities	48,240	44,954
Convertible debt, net of current maturities	1,177	—
Notes payable - related party	10,722	11,457
Non-current deferred revenues	4,747	4,670
Long-term operating lease	2,925	2,917
Deferred tax liabilities	89	112
Other non-current liabilities	4,304	4,171
Total liabilities	$72,204	$68,281
Commitments and contingencies (Note 16)
Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,544,935 shares issued and outstanding at June 30, 2024 and March 31, 2024	3	3
Additional paid-in-capital	3,685	2,613
Accumulated deficit	(35,826)	(35,212)
Accumulated other comprehensive income (loss)	(1,857)	50
Total deficit	$(33,995)	$(32,546)
Total liabilities and deficit	$38,209	$35,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (in thousands, except per share data)

	For the Three Months Ended June 30,
	2024	2023
Revenue	$16,187	$13,045
Cost of sales	7,521	7,648
Gross profit	8,666	5,397
Operating expenses:
Selling, general, and administrative expense	8,676	5,837
Research and development	1,644	1,438
Total operating expenses	10,320	7,275
Operating loss	(1,654)	(1,878)
Other income (expense):
Interest income (expense)	(135)	(120)
Other income (expense), net	1,898	(689)
Total other income (expense)	1,763	(809)
Income (loss) before income taxes	109	(2,687)
Income tax expense	723	226
Net loss	$(614)	$(2,913)

Net loss per share, basic and diluted	$(0.02)	$(0.12)
Weighted average common shares outstanding, basic and diluted	34,545	25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED) (in thousands)

	For the Three Months Ended June 30,
	2024	2023
Net loss	$(614)	$(2,913)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	(1,388)	841
Pension liability adjustments, net of tax of $0 and $0	(291)	(420)
Other comprehensive (loss) income	(1,679)	421
Comprehensive loss	$(2,293)	$(2,492)

See accompanying notes to the condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED) (in thousands, except share data)

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2023	25,000,000	$2	$(1,898)	$(26,769)	$(289)	$(28,954)
Net loss	—	—	—	(2,913)	—	(2,913)
Other comprehensive loss, net of tax	—	—	—	—	421	421
Balance, June 30, 2023	25,000,000	$2	$(1,898)	$(29,682)	$132	$(31,446)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2024	34,544,935	$3	$2,613	$(35,212)	$50	$(32,546)
Net loss	—	—	—	(614)	—	(614)
Transaction relates to reverse recapitalization	—	—	710	—	—	710
Issuance of warrants	—	—	362	—	—	362
Other comprehensive income, net of tax	—	—	—	—	(1,907)	(1,907)
Balance, June 30, 2024	34,544,935	$3	$3,685	$(35,826)	$(1,857)	$(33,995)

(1). All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (in thousands)

	For the Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(614)	$(2,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91	79
Provision for credit losses	(36)	(432)
Allowance for inventory obsolescence	(13)	693
Pension contributions	(150)	(150)
Pension expense	77	66
Foreign exchange (gain) loss	(1,899)	689
Noncash lease expense	422	375
Noncash interest expense	—	7
Deferred and other noncash income tax (income) expense	(166)	4
Changes in operating assets and liabilities:
Accounts receivable	(489)	705
Inventories	(1,468)	(1,332)
Due from related parties	(108)	1,522
Due to related parties	(584)	(649)
Other assets	(872)	(398)
Operating lease liabilities	(425)	(518)
Accounts payable	1,508	36
Employee compensation	1,388	(160)
Other liabilities	—	189
Deferred revenue	1,411	209
Manufacturing warranty obligation	50	71
Advance payments from customers	(1,136)	2,229
Accrued expense and other current liabilities	1,003	(797)
Net cash used in operating activities	(2,010)	(475)
Cash flows from investing activities:
Purchases of property and equipment	(235)	(15)
Net cash used in investing activities	(235)	(15)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	2,509	—
Payments on related party notes payable	(735)	(1,936)
Net cash provided by (used in) financing activities	1,774	(1,936)
Effect of currency translation on cash and cash equivalents	(5)	13
Net increase in cash, and cash equivalents, and restricted cash	(476)	(2,413)
Cash, and cash equivalents - beginning of period	3,225	3,175
Cash, and cash equivalents - end of period	$2,749	$762
Supplemental disclosure of cash flow information:
Interest paid	$135	$113
Income tax paid	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Accounts payable settled upon reverse recapitalization	$710	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (in thousands, except share and per share data)

1.
Business and Organization

Description of Business

DIH Holding US, Inc., a Delaware corporation and its consolidated subsidiaries are referred to in this Form 10-Q as "we," “our,” “us,” the “Company,” or “DIH.” DIH is a global provider of advanced robotic devices used in physical rehabilitation, which incorporate visual stimulation in an interactive manner to enable clinical research and intensive functional rehabilitation and training in patients with walking impairments, reduced balance and/or impaired arm and hand functions. The Company’s fiscal year ends on March 31.

Merger / Business Combination with Aurora Tech Acquisition Corp.

On February 7, 2024 (the "Closing Date"), ATAK, Aurora Technology Merger Sub (“Merger Sub”) and DIH Holding US, Inc., a Nevada corporation (“Legacy DIH” or "DIH Nevada") consummated a previously announced business combination pursuant to a business agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”) following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions. Legacy DIH historically existed and functioned as part of the business of DIH Technology Ltd. (“DIH Cayman”). Upon the closing of the Business Combination, the Company owns 100% of DIH Nevada, which owns 100% of DIH US Corp. DIH US Corp owns five commercial entities located in the USA, Chile, Slovenia, Germany, and Singapore. Additionally, the Company owns 100% of Hocoma Medical GmbH, which contains the net operating assets used in the manufacturing process of the company's products. These assets were transferred from Hocoma AG, as of July 1, 2021. The intelectual property ("IP") of Hocoma AG was transferred to the commercial entity located in the USA. The legal entities of Hocoma AG and Motekforce Link BV and its subsidiaries ("Motek Group") remained with DIH Cayman and were excluded from the condensed Consolidated Financial Statements. The Company agreed to use its best efforts to complete the reorganization as defined in the Business Combination Agreement as soon as possible thereafter. The reorganization has not been completed as of the date these financial statements were issued.

On February 8, 2024, the Company entered into a subscription agreement with OrbiMed, an existing shareholder of DIH Cayman. Pursuant to the agreement, the Company will issue 150,000 shares of Common Stock at a purchase price of $10.00 per share for aggregate purchase price of $1.5 million together with warrants to purchase an additional 300,000 shares of DIH Common Stock with an exercise price of $10.00. The transaction has not closed as of the date the financial statements were issued.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $2.7 million in cash and cash equivalents. The Company’s sources of liquidity have been predominantly from proceeds received from product sales and services provided. The Company’s sources of liquidity have enabled the Company to expand the installation base and grow its market share.

The Company’s net losses began in 2020 and continued through the three months ended June 30, 2024. The Company’s historical operating losses resulted in an accumulated deficit of $35.8 million as of June 30, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the European Union Medical Device Regulation (EU MDR). Additionally, DIH had elevated costs related to efforts of adopting to public company standards. During the three months ended June 30, 2024, the Company had negative cash flows from operating activities and negative operating results. The Company continues to take steps to streamline its organization and cost structure as well as improve future revenue growth.

The Company’s revenue has increased by 24.1%, from $13,045 to $16,187, for the three months ended June 30, 2023 and 2024, respectively. The Company plans to continue to fund its growth through cash flows from operations and future debt and equity financing. The Company believes that its current cash and cash equivalents, together with cash provided by operating activities will provide adequate liquidity through one year from the date that these condensed consolidated financial statements are issued.

The Company has three notes payable to a related party which are included in "Notes payable - related party". Each note is due on June 30, 2026 with an interest rate of 1.25% as further discussed in Note 13 to the Condensed Consolidated Financial Statements. The Company has made periodic payments on the principal and interests on the notes payable historically.

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

In connection with the Closing of the Business Combination and in accordance with the terms of the Business Combination Agreement, ATAK agreed to waive the closing condition that the reorganization be completed prior to Closing. The Company has recast historical financial statements filed in the registration statements to exclude assets, liabilities and results of operations of entities that are not controlled by the Company as of June 30, 2024. Control exists when the Company has the power, directly and indirectly, to govern the financial and operating policies of an entity and be exposed to the variable returns from its activities. The financial statements for all periods presented, including historical periods prior to February 7, 2024, are now referred to as “Consolidated financial statements" and have been prepared in conformity with U.S. GAAP.

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

As of June 30, 2024 and March 31, 2024, DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”). In the three months ended June 30, 2023, legacy DIH and DIH Hong Kong were wholly owned subsidiaries of DIH Cayman. Transactions with DIH Cayman, DIH Hong Kong and its subsidiaries are disclosed as related party transactions in Note 13.

The condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The March 31, 2024 period presented on the Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The following tables are presented in thousands of U.S. dollars unless otherwise stated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

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

Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany transactions and balances between foreign locations are recorded in the condensed consolidated statements of operations. Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the three months ended June 30, 2024 and 2023 were $1,899 and $(689), respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the useful lives of long-lived assets, inventory valuations, the allocation of transaction price among various performance obligations, valuation of securities, the allowance for credit losses, the fair value of financial assets, liabilities, actuarial valuation of pensions and realizability of deferred income tax asset or liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consists of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with highly-rated financial institutions and limits the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers which is limited to the amounts recorded on the condensed consolidated balance sheets. The risk associated with this concentration is mitigated by prepayment arrangements and our ongoing credit-review procedures and letters of credit or payment prior to shipment.

Major customers are defined as those individually comprising more than 10% of our trade accounts receivable or revenues. As of June 30, 2024, one customer represented 11.8% of total trade accounts receivables. As of March 31, 2024, no customer comprised more than 10% of total trade accounts receivables. For the three months ended June 30, 2024, three customers each comprised 15.1%, 11.9% and 11.0% of total revenue, respectively. For the three months ended June 30, 2023, one customer comprised 17.4% of total revenue.

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

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP and simplifies the diluted earnings per share (“EPS”) calculation in certain areas. Under the new guidance there will be no separate accounting for embedded conversion features. It removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The amendments in this update are effective for the Company on April 1, 2024. The Company has adopted ASU 2020-06 using the modified retrospective transition method to account for the convertible debt issued on June 7, 2024.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Update No. 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the Chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss in addition to disclosure of amounts for other segment items and a description of its composition. Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

3.
Revenue Recognition

The Company's revenues are derived from the sales of medical rehabilitation devices and technology services. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations.

Disaggregation of Revenue

The Company disaggregates its revenue with customers by category and by geographic region based on customer location, see Note 4 for further information. The following represents the net revenue for the three months ended June 30, 2024 and 2023, based on revenue category:

	For the Three Months Ended June 30,
	2024	2023
Devices	$12,283	$10,443
Services	3,542	2,375
Other	362	227
Total revenue, net	$16,187	$13,045

The revenue that is recognized at a point in time was primarily related to the revenues from devices and the revenue that is recognized over time was related to revenue from service contracts. Other revenue primarily relates to freight and packaging on devices and recognized at a point in time.

Deferred Revenue and Remaining Performance Obligations

Deferred revenue as of June 30, 2024 and March 31, 2024 was $11,097 and $9,881, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized $1,886 and $2,940 of revenue that was included in deferred revenue as of March 31, 2024 and March 31, 2023, respectively. Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancelable contracts with minimum purchase commitments. As of June 30, 2024 and March 31, 2024, the aggregate amount of the contracted revenue allocated to unsatisfied performance obligations with an original duration of one year or more was approximately $4,747 and $4,670, respectively. As of June 30, 2024, the Company expects to recognize revenue on the majority of these remaining performance obligations over the next 2 years.

Advance Payments From Customers

The Company receives advance payments related to customers from their orders to support the operation of the company in the production of the goods. The Company recognizes these prepayments as a liability under “Advance payments from customers” on the condensed consolidated balance sheets when they are received. Revenue associated with the advance payments is recognized when performance obligation is fulfilled. Advance payments from customers was $9.3 million and $10.6 million as of June 30, 2024 and March 31, 2024, respectively.

4.
Geographical Information

The following represents revenue attributed to geographic regions based on customer location:

	For the Three Months Ended June 30,
	2024	2023
Europe, Middle East and Africa (“EMEA”)	$10,212	$6,633
Americas	4,605	2,984
Asia Pacific (“APAC”)	1,370	3,428
Total revenue	$16,187	$13,045

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	As of June 30, 2024	As of March 31, 2024
EMEA	$448	$276
Americas	171	206
APAC	45	48
Total property and equipment, net	$664	$530

5.
Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed based on the sum of the weighted average number of common shares and dilutive common shares outstanding during the period. In connection with the Business Combination as described in Note 1 - Business and Organization, the Company issued earnout shares which are held in escrow until they are earned. The targets for the release of earnout shares are based on the volume weighted average trading prices (“VWAP”) of common shares during the earnout period. The earnout shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested. For periods prior to the Business Combination, basic and diluted loss per share was calculated based on the 25.0 million shares issued to Legacy DIH shareholders at the Closing Date.

Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. Diluted loss per share for the public warrants, private placement warrants and warrants issued in connection with the convertible debt is calculated under the treasury method. Diluted loss per share for the convertible debt and earn-out shares is calculated under the if-converted method.

As of June 30, 2024, there were 34,544,935 shares of Common Stock issued and outstanding, excluding earnout shares.

Computation of basic and diluted net loss per share for the three months ended June 30, 2024 and 2023, is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,
	2024	2023
Net loss	$(614)	$(2,913)
Weighted-average shares outstanding - basic and diluted	34,544,935	25,000,000
Net loss per share – basic and diluted	$(0.02)	$(0.12)

The following table outlines dilutive common share equivalents outstanding, which were excluded in the above diluted net earnings (loss) per share calculation. Beginning on the December 1, 2024, the Company will be required to redeem each month at an amount of $235.7 thousand in cash or in shares of Common Stock at the lower of i) $5.00 per share or (ii) or (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date. The table below assumes the conversion and redemption price of $5.00 per share. See Note 12 for details.

	June 30,
	2024	2023
Earnout shares	6,000,000	—
Common Stock underlying Public Warrants	10,100,000	—
Common Stock underlying Private Placement Warrants	3,235,000	—
Convertible debt (see Note 12)	660,000	—
Warrants issued with convertible debt (see Note 12)	330,000	—
Total	20,325,000	—

6.
Inventories, Net

As of June 30, 2024 and March 31, 2024, inventories, net, consisted of the following:

	As of June 30, 2024	As of March 31, 2024
Raw materials and spare parts	$3,996	$3,882
Work in process	4,585	4,769
Finished goods	2,524	1,283
Less: reserves	(2,091)	(2,104)
Total inventories, net	$9,014	$7,830

7.
Property and Equipment, Net

Property and equipment, net as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
Computer software and hardware	$855	$849
Machinery and equipment	784	807
Leasehold improvements	1,331	1,357
Furniture and fixtures	842	871
Vehicles	68	70
Demonstration units	241	222
Property and equipment	4,121	4,176
Less: accumulated depreciation	(3,457)	(3,646)
Property and equipment, net	$664	$530

Depreciation expense totaled $91 and $79 for the three months ended June 30, 2024 and 2023, respectively.

8.
Capitalized software, net and other intangible assets, net

Capitalized software, net and other intangible assets, net as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$2,052	$—	$2,052	$2,131	$—	$2,131
Other intangible assets	$380	$—	$380	$380	$—	$380

Other intangible assets include patent and technology related intangible assets of $380 acquired from the SafeGait asset acquisition discussed in Note 2, which represented non-cash investing activities for the year ended March 31, 2023. The weighted-average useful lives of these intangible assets are 10 years.

Capitalized software, net and other intangible assets, net are subject to amortization when they are available for their intended use. For the three months ended June 30, 2024 and 2023, the Capitalized software, net and other intangible assets are not available for intended use and thus not amortized. The weighted-average useful life of capitalized software is 5 years.

Estimated annual amortization for intangible assets over the next five years are as follows:

	2025	2026	2027	2028	2029
Estimated annual amortization	$224	$448	$448	$448	$448

9.
Other current assets

Other current assets as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
Deferred cost of sales	$4,234	$3,754
Value added tax (“VAT”) receivable	593	635
Advance payments	715	414
Other current assets	652	313
Total other current assets	$6,194	$5,116

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
Taxes payable	$3,293	$2,554
Other payables and current liabilities	6,657	7,381
Total accrued expenses and other current liabilities	$9,950	$9,935

11.
Other Non-Current Liabilities

Other non-current liabilities as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
Provisions	$1,976	$1,977
Pension liabilities	2,328	2,194
Total other non-current liabilities	$4,304	$4,171

12.
Convertible Debt and Warrant

On June 6, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), pursuant to which the Company issued $3.3 million in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures” or “Convertible Debt”). The Debentures were issued with an original issue discount of $300 thousand, resulting in gross proceeds of approximately $3 million and net proceeds of approximately $2.5 million after deducting offering expenses and $300 thousand deposited into a bank account as additional security for the Debentures. At election of the holder, the Debentures are convertible into an aggregate of 660,000 shares of the Company’s Common Stock at a conversion price of $5.00 per share, subject to adjustment in whole or in part from the issuance date. The Debentures mature on December 7, 2025, and bear interest at a rate of 8% per annum, payable monthly beginning one year from the issuance date.

The Company may provide an irrevocable election to redeem some or all of the then outstanding principal amount of the Debenture (in minimum increments of $300,000 unless the outstanding principal amount is less than $300,000) for cash. Beginning on the December 1, 2024, the Company will be required to redeem an amount of the Debentures equal to $235.7 thousand, together with all other amounts owed to the Purchaser. Such amount shall be payable in cash or in shares of Common Stock based on a conversion price equal to the lesser of (i) the then Conversion Price and (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date.

Provided that no event of default has occurred or is continuing, and at least 33% of the principal amount of the Debentures has either previously been repaid or converted in accordance with the terms of the Debenture, the Company may elect, by notice to the holder of the Debentures, to extend the Maturity Date by six months upon the payment of six months’ interest on the then-outstanding principal amount. The monthly redemption amount is then adjusted to correspond to the extended maturity date.

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

Upon adoption of ASU 2020-06, the Company accounted for the convertible debt along with the associated conversion feature as a single liability measured at fair value to simplify the accounting for the convertible instrument. The fair value of the convertible debt was measured using a Monte Carlo simulation model. The change in fair value is presented in other comprehensive income to the extent that it is attributable to credit risk. The remaining portion of the change in fair value is recognized in other income (expense), net in the condensed consolidated results of operations.

The Company evaluated the freestanding warrants issued in connection with issuance of the convertible debt under ASC 815 and determined that they were classified as equity on our condensed consolidated balance sheets. The fair value of the warrant on the issuance date calculated using a Monte Carlo simulation model. The proceeds from the issuance of the convertible debt were allocated to the warrants using the residual method. Under this method, the Company first allocated the proceeds to the convertible debt based on its fair value measurement, and then allocated the remaining portion to the warrant. The amount was recorded to additional paid-in-capital.

The Monte Carlo simulation model required certain assumptions, including a risk-free rate of 4.89%, a credit spread of 27.4% and an estimated volatility of 57.5%, respectively. The risk-free interest rate assumption was based on U.S. treasury constant maturity yields on the issuance date with a term corresponding to the expected length of the remaining term. The credit spread was derived based on the terms and economics of the instruments and to reconcile the model values of the basket (consisting of convertible notes and warrants) with the proceeds generated from the issuance and sale of the basket in an arm’s-length transaction on the inception date. Due to the Company's limited trading history, the estimated volatility assumption was based upon the observed historical volatilities of the designated peer group and consideration of volatility haircut concepts, typical in practice in the valuation of convertible instruments. There was no dividend yield utilized in the Monte Carlo simulation model as the Company has not paid any cash dividends. Such assumptions were applied to both the convertible debt and warrant liability as unobservable inputs. The convertible debt and warrant were considered Level 3 in the fair value hierarchy. The Company assesses the credit spread at each reporting date in valuation to determine the amount that should be recorded to other comprehensive income.

A total of $191 debt issuance costs was recorded in "Selling, general, and administrative expense" in the condensed consolidated statements of operations.

As of the issuance date, the debenture was measured at $2,638 and the warrant was measured at $362. As of June 30, 2024, the fair value approximated the issuance date fair value and no adjustments was made during the period.

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

Reorganization and Transaction with DIH Cayman and DIH Hong Kong

The Company’s businesses have historically functioned together with the other businesses controlled by DIH Cayman. DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”) as of June 30, 2024.

Subsequent to the year ended March 31, 2022, the Company did not incur significant transactions with DIH Cayman or DIH Hong Kong. The balances recorded under "Due from related party" and "Due to related party" are derived from historical transactions. The table below summarizes related party balances with DIH Hong Kong excluding Hocoma AG and Motek as of June 30, 2024 and March 31, 2024

	June 30, 2024	March 31, 2024
Due from related party	$2,494	$2,586
Due to related party	$1,376	$1,470

Hocoma AG and share transfers

On July 1, 2021, Hocoma AG entered into a series of agreements with the Company and its subsidiaries to transfer all business aspects of development and production of mechanical and electronic devices in the fields of medical technology and biotechnology to Hocoma Medical GmbH as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024. In connection with the transactions, the Company incurred three related party notes payable to Hocoma AG amounting to $10.47 million, $7.80 million and $1.57 million, respectively. The three related party notes payable are referred to as "Related Party Notes". Each of the Related Party Notes Payable is due on June 30, 2026 with interest rate of 1.25%. The Company has made periodic payments on Related Party Notes payable with proceeds from its operations.

As of June 30, 2024 and March 31, 2024, the balances of Related Party Notes were $10.7 million and $11.5 million, respectively included in "Note payable - related party". The decrease resulted from the Company's payments of principal on Related Party Notes owed to Hocoma AG.

In addition to the Related Party Notes, as of June 30, 2024 and March 31, 2024, the Company recorded a related party balance of $(118) and $(267), respectively, representing cash balances owed by Hocoma AG. As part of the transfer discussed above, the Company also recorded a long-term related party receivable for $324 as of June 30, 2024 and March 31, 2024, included in "Other assets".

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

For the three months ended June 30, 2024 and 2023, the Company made purchases amounting to $2,995 and $2,769, respectively, from the Motek Group.

As part of these transactions, the Company made advance payments to Motek, included in "Due from related party," and also had trade payables, included in "Due to related party." The balances as of June 30, 2024 and March 31, 2024 are as follows:

	June 30, 2024	March 31, 2024
Due from related party	$3,352	$3,367
Due to related party	$8,357	$8,667

14.
Employee Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan in the United States. The Company’s obligation is limited to its contributions made in accordance with each plan document. Employer contributions to defined contribution plans are recognized as expense. Expenses related to the Company’s plans for the three months ended June 30, 2024 and 2023 were $40 and $32, respectively.

Defined Benefit Plans

The Company has a Swiss defined benefit plans (the “Pension Plan”) covering substantially all the employees of Hocoma Medical GmbH in Switzerland. The Pension Plan meets the benefit requirements under Swiss pension law. The Swiss plans offer retirement, disability and survivor benefits and is governed by a Pension Foundation Board. The responsibilities of this board are defined by Swiss pension law and the plan rules.

Amounts recognized in the condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023, in respect of the Pension Plan were as follows:

	For the Three Months Ended June 30,
	2024	2023
Current service cost	$173	$159
Interest cost	51	50
Expected return on plan assets	(98)	(69)
Actuarial loss / (gain) recognized	(13)	(39)
Actuarial loss / (gain) recognized because of settlement	—	-
Amortization of prior service credit	(36)	(35)
Net charge to statement of operations	$77	$66

15.
Income Taxes

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $723 and $226, respectively. The effective tax rate was approximately 663% for the three months ended June 30, 2024 and (8.4%) for the three months ended June 30, 2023. The effective tax rate for the three months ended June, 2024 is higher than the statutory rate due to losses in certain jurisdictions that did not create a benefit, combined with income in others creating tax expense. The effective tax rate for the three months ended June 30 2023 was lower than the statutory tax rate due to losses the Company believes will not generate a future benefit. Those losses have a full valuation allowance. The effective tax rate for the three months ended June 30, 2024 isn’t comparable to the three months ended June 30, 2023 due to the pre-tax book income for three months ended June 30 2024 being close to break even.

The Company prepares its financial statements on a consolidated basis. Income tax expense is calculated in accordance with the local tax laws of each entity in its relevant jurisdiction on a separate company basis.

As of June 30, 2024 and June 30, 2023, the Company had unrecognized tax benefits of $3,499 and $0, respectively, which related to tax positions that, if recognized, would affect the annual effective tax rate. The company recognized accrued interest and penalties in income tax expense. As of June 30, 2024 and June 30, 2023 accrued interest and penalties totaling to $159 and $0 respectively is included in long-term liabilities. The Company has identified potential penalty exposure in relation to specific information reporting requirements in the United States. Although the Company is trying to address these issues and pursue penalty abatement, it has recorded a long-term payable for the penalties, until potential relief is granted. As of June 30, 2024 and March 31, 2024, the recorded accrual balances stand at $1,200 and $1,200, respectively.

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

17.
Leases

The Company leases office space (real estate), vehicles and office equipment under operating leases. The Company did not have any finance leases as of June 30, 2024 and March 31, 2024.

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheet as of June 30, 2024 and March 31, 2024 are as follows:

	As of June 30, 2024	As of March 31, 2024
Operating lease, right-of-use assets, net	$4,388	$4,466

Current portion of long-term operating lease	1,509	1,572
Long-term operating lease	2,925	2,917
Total operating lease liabilities	$4,434	$4,489

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The expense is presented within Selling, general, and administrative expense. The components of lease expense related to the Company’s lease for the three months ended June 30, 2024 and 2023 were:

	For the Three Months Ended June 30,
	2024	2023
Fixed operating lease costs	$501	$425
Short-term lease costs	13	13
Total lease cost	$514	$438

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended June 30,
	2024	2023
Operating cash flows included in the measurement of lease liabilities	$(484)	$(426)
Non-cash lease activity related to right-of-use assets obtained in exchange for new operating lease liabilities	136	69
Other non-cash changes to ROU assets due to reassessment of the lease term	344	—

The weighted average remaining lease term and discount rate for the Company’s operating leases as of June 30, 2024 and March 31, 2024 were:

	As of June 30, 2024	As of March 31, 2024
Weighted-average remaining lease term (in years)	2.52	2.63
Weighted-average discount rate	4.00%	4.00%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of June 30, 2024, maturities of operating lease liabilities for each of the following five years ending March 31 and a total thereafter were as follows:

Operating Leases
2025	$1,291
2026	1,225
2027	1,006
2028	1,001
2029	214
2030	8
Thereafter	—
Total lease payments	4,745
Less: imputed interest	(311)
Total lease liability	$4,434

18.
Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2023	$(3,875)	$3,586	$(289)
Other comprehensive income (loss) before reclassifications	841	(344)	497
Reclassifications to statements of earnings	—	(76)	(76)
Total other comprehensive income (loss)	841	(420)	421
Balance, June 30, 2023	(3,034)	3,166	132

Balance, March 31, 2024	$(2,420)	$2,470	$50
Transfer of defined benefit plan	—	(228)	(228)
Other comprehensive income (loss) before reclassifications	(1,388)	(242)	(1,630)
Reclassifications to statements of earnings	—	(49)	(49)
Total other comprehensive loss	(1,388)	(519)	(1,907)
Balance, June 30, 2024	$(3,808)	$1,951	$(1,857)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended March 31, 2024 filed by us with the SEC on July 15, 2024. The following discussion may contain forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Form 10-Q, particularly in sections therein entitled “Cautionary Note Concerning Forward Looking Statements” and “Risk Factors.”

Our fiscal year ends on March 31. “Fiscal 2025” and “fiscal 2024” refer to the years ended March 31, 2025 and 2024, respectively.

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

In the three months ended June 30, 2024, DIH generated revenue of $16.2 million compared to $13.0 million in the three months ended June 30, 2023.

DIH’s net loss for three months ended June 30, 2024 was $0.6 million, compared to $2.9 million in the three months ended June 30, 2023. The $2.3 million improvement was primarily driven by the $3.2 million increase in gross profit and $2.6 million increase in other income (expense) primarily driven by foreign exchange rate fluctuation. The increase in the gross profit is primarily due to the increase in sales volume. The net loss improvement was partially offset by elevated professional service costs and IT costs in related to audit, legal and other professional services, incurred to enhance our infrastructure and operations as a public company following the recent business combination.

Recent Developments

Business Combination

On February 7, 2024, ATAK, Aurora Technology Merger Sub (“Merger Sub”) and DIH Nevada consummated a previously announced business combination pursuant to the Business Agreement dated as of February 26, 2023 following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions. ATAK agreed to waive the closing condition that the Reorganization be completed prior to Closing. As a result, at Closing of the Business Combination, the Company includes Hocoma Medical that holds assets transferred from Hocoma AG as well as other commercial entities controlled by the Company. Hocoma AG and Motekforce Link BV and its subsidiaries were excluded from the reorganization and are not included in the consolidated financials. The Company agreed to use its best efforts to complete the intended Reorganization to transfer Hocoma AG and Motek to the Company as soon as possible thereafter.

As a consequence of the Business Combination, the Company became the successor to an SEC-registered company, which required DIH to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. DIH expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Issuance of Convertible Debt

On June 6, 2024, the Company entered into a Securities Purchase Agreement, issuing $3.3 million in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures ("Debentures"), resulting in net proceeds of approximately $2.5 million after estimated expenses and $300 thousand initially deposited into a bank account pending fulfillment of certain conditions. The Debentures, maturing on December 7, 2025, are convertible into 660,000 shares of Common Stock at a $5.00 per share conversion price, and are secured by substantially all of the Company’s domestic assets, with guarantees from domestic subsidiaries. In connection, the Company also issued warrants to purchase 330,000 shares of Common Stock at $5.00 per share. For further details, see Note 12 to the condensed consolidated financial statements.

Key Factors Affecting the DIH’s Operating Results

DIH believes that its future success and financial performance depend on a number of factors that present significant opportunities for its business, but also pose risks and challenges, including those discussed below and in the Section of described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended March 31, 2024 entitled “Item 1a. Risk Factors.”

Supply Chain and Inflation

The global supply chain and logistics challenges continue to impact DIH and the industry. As a result of these challenges, DIH has experienced cost increases for freight and logistics, raw materials and purchased components, and has incurred increased manufacturing conversion costs. While, to date, the supply chain disruptions have not materially affected DIH’s business outlook or its operating results, including its revenue, liquidity, and capital resources and, consequently, DIH has not implemented any mitigation efforts as a result, DIH cannot predict the impact of any future or prolonged supply chain disruptions or any mitigation efforts it may need take going forward. For example, as a result of supply chain disruptions, DIH may be required to extend the overall shipment and installation timeline. In addition, DIH may consider additional or alternative third-party manufacturers and logistics providers, suppliers, vendors or distributors. Such mitigation efforts may result in cost increases and any attempts to offset such increases with price increases may result in reduced sales, customer dissatisfaction, or otherwise harm DIH’s business. Further, if DIH were to elect to transition or add manufacturers or logistics providers, suppliers, vendors or distributors, it may result in delays in shipments of products or risks related to consistent product quality or reliability. This in turn may limit DIH’s ability to fulfill customer sales orders and DIH may be unable to satisfy all of the demand for its products. DIH may also be required to purchase components further in advance of product delivery, which in return could result in less capital being allocated to other activities such as marketing and other business needs. DIH cannot quantify the impact on its business, financial condition and results of operations of any such disruptions at this time or predict the impact of that any mitigation efforts may have.

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

EU MDR Implementation Costs

Changes in laws or regulations could make it more difficult and costly for DIH and its subsidiaries to manufacture, market, and distribute its products or obtain or maintain regulatory approval of new or modified products. DIH’s experience with the transition to the EU MDR, which it began in 2019, showed how complex, time-consuming and expensive a change in Medical Device Legislation can be. The EU MDR replaced the existing European Medical Devices Directive (MDD) and Active Implantable Medical Device Directive (AIMDD) regulatory frameworks, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). Updates to the legislative text of the EU MDR were adopted by the European Parliament and are currently being reviewed for adoption by the Council of the European Union, including an extension of the transitional period to 2027 for class IIb and III and 2028 for class I and IIa medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021).

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

Basis of Presentation

Refer to Note 2 of the Notes to Annual Consolidated Financial Statements for a discussion of the underlying basis used to prepare the condensed consolidated financial statements.

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

Cost of Sales

Cost of sales consists primarily of direct materials, supplies, in-bound freight and labor-related costs, including salaries and benefits for our manufacturing personnel, technical support team, our professional consulting personnel and our training teams. Cost of sales also includes allocated overhead costs, including facilities costs, depreciation of manufacturing-related equipment and facilities and other direct costs. DIH expects cost of sales to increase in absolute dollars in future periods as it expects orders for its products to continue to grow and expects cost of sales per unit to decrease as leverage improves behind expected growth.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of personnel expenses for DIH’s corporate, executive, finance and other administrative functions, expenses for outside professional services, including legal, audit and advisory services, expenses for facilities, depreciation, amortization, insurance, and marketing costs. Personnel expenses consist of salaries and benefits.

DIH expects selling, general and administrative expenses to increase for the foreseeable future as it scales the headcount of its sales force to drive the growth of the business, and its support functions to meet the additional demands of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Results of Operations

	Three months ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$16,187	$13,045	$3,142	24.1%
Costs of sales	7,521	7,648	(127)	(1.7)%
Gross Profit	8,666	5,397	3,269	60.6%
Operating expenses:
Selling, general and administrative expense	8,676	5,837	2,839	48.6%
Research and development	1,644	1,438	206	14.3%
Total operating expenses	10,320	7,275	3,045	41.9%
Operating loss	(1,654)	(1,878)	224	(11.9)%
Other income (expense):
Interest expense	(135)	(120)	(15)	12.5%
Other income (expense), net	1,898	(689)	2,587	(375.5)%
Total other income (expense)	1,763	(809)	2,572	(317.9)%
Profit (loss) before income taxes	109	(2,687)	2,796	(104.1)%
Income tax expense	723	226	497	219.9%
Net loss	$(614)	$(2,913)	$2,299	(78.9)%

Revenue

The following table presents net revenue by major source for three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands, except percentages)	2025	2023	$ Change	% Change
Devices	$12,283	$10,443	$1,840	17.6%
Services	3,542	2,375	1,167	49.1%
Other	362	227	135	59.5%
	$16,187	$13,045	$3,142	24.1%

Revenue for the three months ended June 30, 2024 increased by $3.1 million, or 24.1%, to $16.2 million from $13.0 million for the three months ended June 30, 2023. The overall increase was primarily due to an increase in devices sold of $1.8 million, or 17.6% year over year. The increase in devices revenue was primarily driven by higher sales volume in EMEA. Services revenue represented an increase of $1.2 million, up 49.1% compared to the prior period. Other revenues was consistent compared to the prior period. Total revenue in the EMEA and in the Americas increased by $3.6 million and $1.6 million, respectively, to $10.2 million and $4.6 million for the three months ended June 30, 2024 compared to $6.6 million and $3.0 million for the three months ended June 30, 2023. The increase was partially offset by a decrease in sales in Asia.

The impact due to foreign currency translation resulted in a decrease of approximately $0.1 million for the three months ended June 30, 2024.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 decreased by $0.1 million, or 1.7%, to $7.5 million from $7.6 million for the three months ended June 30, 2023. The cost of sales for device sales decreased by $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The cost of sales increased by $0.7 million correlated to the increase in device sales for the additional volume. An inventory reserve and provisions of approximately $1.0 million were recognized in the three months ended June 30, 2023, while the impact from inventory reserve and provisions was insignificant in the three months ended June 30, 2024. The decrease in cost of device sales was partially offset by an increase of $0.2 million in cost of services.

The impact due to foreign currency translation resulted in a decrease of approximately $0.1 million for the three months ended June 30, 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2024 increased by $2.8 million, or 48.2%, to $8.7 million from $5.8 million for the three months ended June 30, 2023. The increase was driven by a $0.7 million increase in professional service costs related to audit, legal and other professional services along with an investment in finance capacity to support public company reporting obligations. Additionally, the increase included a $0.7 million increase in performance-based compensation and a $0.9 million increase in overhead expenses associated with operating as a public company and supporting current growth. In addition, the provision for credit losses decreased during the three months ended June 30, 2023 and the provision has remained consistent in subsequent periods through the three months ended June 30, 2024.

Research and Development

Research and development costs for the three months ended June 30, 2024 increased by $0.2 million, or 14.3%, to $1.6 million from $1.4 million for the three months ended June 30, 2023. The increase was primarily attributable to a $0.2 million increase in personnel expenses related to increased employee compensation.

Interest Expense

Interest expense for three months ended June 30, 2024 and 2023 were consistent to interest on Related Party Notes and bank charges.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2024 was $1.9 million of income, compared to $0.7 million of expense for the three months ended June 30, 2023. The change was primarily driven by the fluctuation in the exchange rate, as the Swiss Franc weakened against to the U.S. dollar in the three months ended June 30, 2024.

Income Tax Expense

Income tax expense for the three months ended June 30, 2024 increased by $0.5 million compared to $0.2 million in the three months ended June 30, 2023. The change was primarily driven by changes in the net results of the underlying subsidiaries across jurisdictions. The tax expense for the three months ended June 30, 2024 and 2023 is driven by pre-tax book income in certain jurisdictions while the benefit from pre-tax losses in other jurisdiction may not be realizable.

Liquidity and Capital Resources

As of June 30, 2024 and March 31 2024, DIH’s cash and cash equivalents amounted to $2.7 million and $3.2 million, respectively. DIH’s sources of liquidity have been predominantly from proceeds received from product sales and services provided as well as proceeds from convertible debt financing in June 2024. DIH’s sources of liquidity have enabled DIH to expand its installation base, capacity, and grow its sales personnel to expand capabilities and enter new markets.

DIH’s operating losses began in fiscal 2020 and continued through the three months ended June 30, 2024. DIH’s historical operating losses resulted in an accumulated deficit of $(35.8) million as of June 30, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the EU MDR. Additionally, DIH had elevated costs related to its efforts of adopting to public company standards. During the three months ended June 30, 2024, DIH had negative cash flows from operating activities of $(2.0) million and an operating loss of $1.7 million. Management's plan to transition towards profitability is supported by DIH's ongoing efforts to streamline its organizational structure and enhance cost management through digitization investments such as the Oracle system implementation, alongside initiatives to grow revenue.

DIH’s gross revenue has increased by 24.1%, from $13.0 million to $16.2 million for the three months ended June 30, 2024 and 2023, respectively. DIH plans to continue to fund its growth through cash flows from operations and future debt and equity financings. Management expects that its cash and cash equivalents, together with cash provided by our operating activities and proceeds from future debt and equity financings, will be sufficient to fund its operating expenses and capital expenditures requirements for at least the next 12 months.

In connection with the transfer of Hocoma AG's business and assets to DIH, we incurred three related party notes payable to Hocoma AG as further discussed in Note 13 of the Notes to Annual Condensed Consolidated Financial Statements. The three Related Party Notes amounting to $10.47 million, $7.80 million and $1.57 million reflect transferring the assets, equity ownership in subsidiaries and IP rights it held to Legacy DIH. Each of the Related Party Notes Payable is due on June 30, 2026 with interest rate of 1.25%. The Company has made periodic payment on Related Party Notes payable with proceeds from its operations. The remaining balance on the Related Party Notes payable is $10.7 million and $11.5 million as of June 30, 2024 and March 31, 2024, respectively. We expect to continue our growth and generate sufficient proceeds to pay the balance of Related Party Notes payable over time.

In June 2024, we strengthened our liquidity position through the issuance of 8% Original Issue Discount Senior Secured Convertible Debentures, resulting in net proceeds of approximately $2.5 million after offering expenses, with $300,000 of the proceeds deposited into a bank account pending the fulfillment of certain conditions. For additional details, including the terms and conditions of these Debentures and associated warrants, please refer to Note 12 to the condensed consolidated financial statements

DIH’s other material contractual operating cash commitments at June 30, 2024 relate to leases and employee benefit plans. DIH’s employee benefit plans are discussed further in Note 14 of the Notes to Annual Consolidated Financial Statements. DIH’s long-term lease obligations and future payments are discussed further in Note 17 of the Notes to Annual Consolidated Financial Statements.

Cash Flows

The following table summarizes DIH’s cash flow activities for the periods presented:

	Three months ended June 30,
(in thousands)	2025	2023
Net cash used in operating activities	$(2,010)	$(475)
Net cash used in investing activities	(235)	(15)
Net cash (used in) / provided by financing activities	1,774	(1,936)
Effect of currency translation on cash and cash equivalents	(5)	13
Net decrease in cash and cash equivalents	$(476)	$(2,413)

Net Cash used in Operating Activities

Net cash used in operating activities increased by $1.5 million to $2.0 million for the three months ended June 30, 2024 compared to $0.5 million for the three months ended June 30, 2023 primarily driven by:

•
Decrease of net loss of $2.3 million. The primary driver was increased gross profit due to increased sales volume offset by increased operating expenses. The reduction in net loss was also driven by $2.6 million in other income (loss) as a result of the fluctuation in the exchange rate, as the Swiss Franc weakened against to the U.S. dollar in the three months ended June 30, 2024.
•
Net decrease of $2.3 million in non-cash charges was due to a $2.6 million increase in foreign exchange gain to $1.9 million as compared to a foreign exchange loss of $0.7 million in the first quarter of Fiscal 2024, which is primarily attributable to the fluctuation in the exchange rate, as the Swiss Franc weakened against the U.S. dollar. The decreases in non-cash charges were offset by a decrease in provision for credit losses of $0.4 million during the three month ended June 30, 2023.
•
Net decrease of $0.8 million relating to changes in working capital was driven by a decrease of $3.4 million in advanced payments from customer for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the timing of the order received. The decrease was also due to a $1.6 million net decrease in due from related parties and due to related parties driven by the Company’s purchases from the Motek Group and change in balance from Hocoma AG.

This decrease in working capital was partially offset by an increase of $1.2 million in deferred revenue resulted from the difference in timing of payments received from our customers related to service contracts as well as $1.5 million increase in employee compensation accrued. We also experienced a total increase of $0.3 million in accounts receivable and accounts payable.

Net Cash used in Investing Activities

Net cash used in investing activities increased by $0.2 million for the three months ended June 30, 2024. The cash used in investing activities primarily includes purchase of property and equipment. DIH expects to fund future cash flows used in investing activities with cash flow generated by operations.

Net Cash (used in) / provided by Financing Activities

Net cash (used in)/provided by financing activities increased by $3.7 million to $1.7 million for the three months ended June 30, 2024 compared to $(1.9) million for the three months ended June 30, 2023. The increase was primarily due to the $2.5 million proceeds from the convertible debt financing net of transaction fee and $0.3 million that was deposited to a secured account and a $1.2 million decrease in payments on related party notes payable resulting from the asset transfer from Hocoma AG.

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

New Accounting Standards Not Yet Adopted

For the summary of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, DIH is not required to provide this information.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting. Specifically, the Company concluded that it had limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Remediation Plan

We are implementing measures designed to improve our internal controls over financial reporting to remediate this material weakness including adding additional qualified accounting personnel, engaging consultants to assist with the financial statement close process and evaluate accounting treatment of significant unusual transactions, and segregating duties among accounting personnel to enable adequate review controls. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We are continuing to work on the implementation of our remediation plan, following which we will continue to test such controls over time.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6 Exhibits

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

10.2	Securities Purchase Agreement dated June 6, 2024
10.3	Security Agreement dated June 6, 2024
10.4	Subsidiary Guarantee Agreement dated June 6, 2024
10.5	Form of Deposit Account Control Agreement
10.6	Registration Rights Agreement dated June 6, 2024
10.7	Form of Voting Agreement
10.8	Form of Lock Up Agreement
10.9	Subscription Agreement dated February 8, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Claw-Back Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIH HOLDING US, INC.

Date: August 19, 2024	By:	/s/ Jason Chen
Name: Jason Chen
Title: Chief Executive Officer

DIH HOLDING US, INC.

Date: August 19, 2024	By:	/s/ Lynden Bass
Name: Lynden Bass
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)