Form 10-Q/A
period 2024-06-30
DIH HOLDING US, INC.
filed 2024-11-15
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The number of shares of Registrant’s Common Stock outstanding as of November 8, 2024 was 40,544,935

i

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A” or “Amendment No. 1”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of DIH Holding US, Inc. (the “Company,” “we,” “our” or “us”) for the quarter ended June 30, 2024, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 19, 2024 (the “Original Form 10-Q”).

Background of the Restatement

On November 14, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, concluded that certain items of the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal period ended June 30, 2024 included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon and that the Company needed to restate those previously issued financial statements.

As described in Item 4.02 of the Company’s Form 8-K filed with the SEC on November 14, 2024, in connection with the preparation of our unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended September 30, 2024, we identified certain errors in the timing of revenue and associated cost of sales recognition for two devices that were actually sold in the fiscal quarter ended June 30, 2024 as the control of these devices had been transferred to the customers in June 2024. In addition to the cutoff error discussed above, management has identified other immaterial errors related to the classification of cost of sales and other income (expense) and the classification of our warrant as equity rather than a liability. We have also corrected the immaterial errors herein.

Items Amended in this Filing

This Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments set forth in Note 2, under the caption “Restatement of Previously Issued Financial Statements” and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A.

● Part I, Item 1 - Financial Statements

● Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I, Item 4 - Controls and Procedures

In addition, Part II, Item 6 “Exhibits” of this Form 10-Q/A is amended, as the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as discussed above and as further described in Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in the Original Form 10-Q to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No.1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of the Original Filing. Accordingly, this Amended Form 10-Q should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (“Quarterly Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

You should refer to Part I, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q/A together with the Risk Factors disclosed in our Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of the risks, uncertainties and assumptions described under “Risk Factors” and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q/A will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (in thousands, except share and per share data)

	As of June 30, 2024	As of March 31, 2024
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$2,749	$3,225
Accounts receivable, net of allowances of $631 and $667, respectively	6,463	5,197
Inventories, net	8,982	7,830
Due from related party	5,728	5,688
Other current assets	5,796	5,116
Total current assets	29,718	27,056
Property, and equipment, net	664	530
Capitalized software, net	2,052	2,131
Other intangible assets, net	380	380
Operating lease, right-of-use assets, net	4,388	4,466
Other tax assets	417	267
Other assets	933	905
Total assets	$38,552	$35,735
Liabilities and Deficit
Current liabilities:
Accounts payable	$5,368	$4,305
Employee compensation	3,991	2,664
Due to related party	9,790	10,192
Current portion of deferred revenue	6,350	5,211
Manufacturing warranty obligation	549	513
Current portion of long-term operating lease	1,509	1,572
Current maturities of convertible debt, at fair value	1,543	—
Advance payments from customers	9,272	10,562
Accrued expenses and other current liabilities	10,115	9,935
Total current liabilities	48,487	44,954
Convertible debt, net of current maturities, at fair value	1,177	—
Notes payable - related party	10,722	11,457
Non-current deferred revenues	4,747	4,670
Long-term operating lease	2,925	2,917
Deferred tax liabilities	89	112
Other non-current liabilities	4,458	4,171
Total liabilities	$72,605	$68,281
Commitments and contingencies (Note 16)
Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,544,935 shares issued and outstanding at June 30, 2024 and March 31, 2024	3	3
Additional paid-in-capital	3,323	2,613
Accumulated deficit	(35,522)	(35,212)
Accumulated other comprehensive income (loss)	(1,857)	50
Total deficit	$(34,053)	$(32,546)
Total liabilities and deficit	$38,552	$35,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (in thousands, except per share data)

	For the Three Months Ended June 30,
	2024	2023
	(As Restated)
Revenue	$16,960	$13,045
Cost of sales	7,505	7,648
Gross profit	9,455	5,397
Operating expenses:
Selling, general, and administrative expense	8,610	5,837
Research and development	1,644	1,438
Total operating expenses	10,254	7,275
Operating loss	(799)	(1,878)
Other income (expense):
Interest income (expense)	(135)	(120)
Other income (expense), net	1,347	(689)
Total other income (expense)	1,212	(809)
Income (loss) before income taxes	413	(2,687)
Income tax expense	723	226
Net loss	$(310)	$(2,913)

Net loss per share, basic and diluted	$(0.01)	$(0.12)
Weighted average common shares outstanding, basic and diluted	34,545	25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED) (in thousands)

	For the Three Months Ended June 30,
	2024	2023
	(As Restated)
Net loss	$(310)	$(2,913)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	(1,388)	841
Pension liability adjustments, net of tax of $0 and $0	(291)	(420)
Other comprehensive (loss) income	(1,679)	421
Comprehensive loss	$(1,989)	$(2,492)

See accompanying notes to the condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (As Restated)

(UNAUDITED) (in thousands, except share data)

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2023	25,000,000	$2	$(1,898)	$(26,769)	$(289)	$(28,954)
Net loss	—	—	—	(2,913)	—	(2,913)
Other comprehensive loss, net of tax	—	—	—	—	421	421
Balance, June 30, 2023	25,000,000	$2	$(1,898)	$(29,682)	$132	$(31,446)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2024	34,544,935	$3	$2,613	$(35,212)	$50	$(32,546)
Net loss	—	—	—	(310)	—	(310)
Transaction related to reverse recapitalization	—	—	710	—	—	710
Other comprehensive income, net of tax	—	—	—	—	(1,907)	(1,907)
Balance, June 30, 2024	34,544,935	$3	$3,323	$(35,522)	$(1,857)	$(34,053)

(1) All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (in thousands)

	For the Three Months Ended June 30,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(310)	$(2,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91	79
Provision for credit losses	(36)	(432)
Allowance for inventory obsolescence	(13)	693
Pension contributions	(150)	(150)
Pension expense	77	66
Change in fair value of convertible debt and warrant liability	105	—
Foreign exchange (gain) loss	(1,867)	689
Noncash lease expense	422	375
Noncash interest expense	—	7
Deferred and other noncash income tax (income) expense	(166)	4
Changes in operating assets and liabilities:
Accounts receivable	(1,262)	705
Inventories	(1,468)	(1,332)
Due from related parties	(108)	1,522
Due to related parties	(584)	(649)
Other assets	(474)	(398)
Operating lease liabilities	(425)	(518)
Accounts payable	1,508	36
Employee compensation	1,388	(160)
Other liabilities	154	189
Deferred revenue	1,411	209
Manufacturing warranty obligation	50	71
Advance payments from customers	(1,136)	2,229
Accrued expense and other current liabilities	783	(797)
Net cash used in operating activities	(2,010)	(475)
Cash flows from investing activities:
Purchases of property and equipment	(235)	(15)
Net cash used in investing activities	(235)	(15)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	2,509	—
Payments on related party notes payable	(735)	(1,936)
Net cash provided by (used in) financing activities	1,774	(1,936)
Effect of currency translation on cash and cash equivalents	(5)	13
Net increase in cash, and cash equivalents, and restricted cash	(476)	(2,413)
Cash, and cash equivalents - beginning of period	3,225	3,175
Cash, and cash equivalents - end of period	$2,749	$762
Supplemental disclosure of cash flow information:
Interest paid	$135	$113
Income tax paid	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Accounts payable settled upon reverse recapitalization	$710	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (in thousands, except share and per share data)

1.
Business and Organization

Description of Business

DIH Holding US, Inc., a Delaware corporation and its consolidated subsidiaries are referred to in this Form 10-Q/A as "we," “our,” “us,” the “Company,” or “DIH.” DIH is a global provider of advanced robotic devices used in physical rehabilitation, which incorporate visual stimulation in an interactive manner to enable clinical research and intensive functional rehabilitation and training in patients with walking impairments, reduced balance and/or impaired arm and hand functions. The Company’s fiscal year ends on March 31.

Merger/Business Combination with Aurora Technology Acquisition Corp.

On February 7, 2024 (the "Closing Date"), ATAK, Aurora Technology Merger Sub (“Merger Sub”) and DIH Holding US, Inc., a Nevada corporation (“Legacy DIH” or "DIH Nevada") consummated a previously announced business combination pursuant to a business agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”) following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions. Legacy DIH historically existed and functioned as part of the business of DIH Technology Ltd. (“DIH Cayman”). Upon the closing of the Business Combination, the Company owns 100% of DIH Nevada, which owns 100% of DIH US Corp. DIH US Corp owns five commercial entities located in the USA, Chile, Slovenia, Germany, and Singapore. Additionally, the Company owns 100% of Hocoma Medical GmbH, which contains the net operating assets used in the manufacturing process of the company's products. These assets were transferred from Hocoma AG, as of July 1, 2021. The intellectual property ("IP") of Hocoma AG was transferred to the commercial entity located in the USA. The legal entities of Hocoma AG and Motekforce Link BV and its subsidiaries ("Motek Group") remained with DIH Cayman and were excluded from the condensed Consolidated Financial Statements. The Company agreed to use its best efforts to complete the reorganization as defined in the Business Combination Agreement as soon as possible thereafter. The reorganization has not been completed as of the date these financial statements were issued.

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

The Company’s net losses began in 2020 and continued through the three months ended June 30, 2024. The Company’s historical operating losses resulted in an accumulated deficit of $35.5 million as of June 30, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the European Union Medical Device Regulation (EU MDR). Additionally, DIH had elevated costs related to efforts of adopting to public company standards. During the three months ended June 30, 2024, the Company had negative cash flows from operating activities and negative operating results. The Company continues to take steps to streamline its organization and cost structure as well as improve future revenue growth.

The Company’s revenue has increased by 30.0%, from $13,045 to $16,960, for the three months ended June 30, 2023 and 2024, respectively. The Company plans to continue to fund its growth through cash flows from operations and future debt and equity financing. The Company believes that its current cash and cash equivalents, together with cash provided by operating activities will provide adequate liquidity through one year from the date that these condensed consolidated financial statements are issued.

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

The condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The March 31, 2024 period presented on the Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The following tables and footnotes are presented in thousands of U.S. dollars unless otherwise stated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

Restatement of previously issued financial statements

In connection with the preparation of its unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31,2024, the Company identified certain errors in the timing of revenue and associated cost of sales recognition for two devices sold in June 2024. Revenue and related cost of sales for the two devices were recognized in July 2024, whereas the control of these devices had transferred to the customers in June 2024, leading to delayed revenue recognition along with cost of sales recognition. In addition to the cutoff error discussed above, the Company has identified other immaterial errors related to the classification of cost of sales and other income (expense) and the classification of our warrant as equity rather than a liability. The Company also identified other immaterial items during its review, which are collectively reflected in the restated financial statements.

The tables below set forth the condensed consolidated financial statements, including as reported, the impacts resulting from the restatement and the as restated amounts for the quarterly period ended June 30, 2024 (in thousands, except per share amounts):

Summary of Restatement - Condensed Consolidated Balance Sheets

	As of June 30, 2024
	As Previously Reported	Adjustment	As Restated
Assets
Current assets:
Accounts receivable, net of allowances of $631	5,690	773	6,463
Inventories, net	9,014	(32)	8,982
Other current assets	6,194	(398)	5,796
Total current assets	29,375	343	29,718
Total assets	$38,209	$343	$38,552
Liabilities and Deficit
Current liabilities:
Current maturities of convertible debt	1,461	82	1,543
Accrued expenses and other current liabilities	9,950	165	10,115
Total current liabilities	48,240	247	48,487
Other non-current liabilities	4,304	154	4,458
Total liabilities	$72,204	$401	$72,605
Commitments and contingencies
Deficit:
Additional paid-in-capital	3,685	(362)	3,323
Accumulated deficit	(35,826)	304	(35,522)
Total deficit	$(33,995)	$(58)	$(34,053)
Total liabilities and deficit	$38,209	$343	$38,552

Summary of Restatement - Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2024
	Reported	Adjustment	As Restated
Revenue	$16,187	$773	$16,960
Cost of sales	7,521	(16)	7,505

Gross profit	8,666	789	9,455
Operating expenses:
Selling, general, and administrative expense	8,676	(66)	8,610
Total operating expenses	10,320	(66)	10,254
Operating loss	(1,654)	855	(799)
Other income (expense):
Other income (expense), net	1,898	(551)	1,347
Total other income (expense)	1,763	(551)	1,212
Income (loss) before income taxes	109	304	413
Net loss	$(614)	$304	$(310)

Net loss per share
Net loss per share, basic and diluted	$(0.02)	$0.01	$(0.01)
Weighted average common shares outstanding
Weighted average common shares outstanding, basic and diluted	34,545	—	34,545

Summary of Restatement - Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30, 2024
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(614)	$304	$(310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of convertible debt and warrant liability	—	105	105
Foreign exchange (gain) loss	(1,899)	32	(1,867)
Changes in operating assets and liabilities:
Accounts receivable	(489)	(773)	(1,262)
Other assets	(872)	398	(474)
Other liabilities	—	154	154
Accrued expense and other current liabilities	1,003	(220)	783
Net cash used in operating activities	(2,010)	—	(2,010)

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

Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany transactions and balances between foreign locations are recorded in the condensed consolidated statements of operations. Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the three months ended June 30, 2024 and 2023 were $1,453 and $(689), respectively.

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

Major customers are defined as those individually comprising more than 10% of our trade accounts receivable or revenues. As of June 30, 2024, one customer represented 10.4% of total trade accounts receivables. As of March 31, 2024, no customer comprised more than 10% of total trade accounts receivables. For the three months ended June 30, 2024, three customers each comprised 14.2%, 11.2% and 10.3% of total revenue, respectively. For the three months ended June 30, 2023, one customer comprised 17.4% of total revenue.

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

Disaggregation of Revenue

The Company disaggregates its revenue with customers by category and by geographic region based on customer location, see Note 4 for further information. The following represents the net revenue for the three months ended June 30, 2024 and 2023, based on revenue category:

	For the Three Months Ended June 30,
	2024	2023
	(As Restated)
Devices	$13,528	$10,443
Services	3,300	2,375
Other	132	227
Total revenue, net	$16,960	$13,045

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

4.
Geographical Information

The following represents revenue attributed to geographic regions based on customer location:

	For the Three Months Ended June 30,
	2024	2023
	(As Restated)
Europe, Middle East and Africa (“EMEA”)	$11,052	$6,633
Americas	4,538	2,984
Asia Pacific (“APAC”)	1,370	3,428
Total revenue	$16,960	$13,045

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	As of June 30, 2024	As of March 31, 2024
EMEA	$448	$276
Americas	171	206
APAC	45	48
Total property and equipment, net	$664	$530

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

Computation of basic and diluted net loss per share for the three months ended June 30, 2024 and 2023, is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,
	2024	2023
	(As Restated)
Net loss	$(310)	$(2,913)
Weighted-average shares outstanding - basic and diluted	34,544,935	25,000,000
Net loss per share – basic and diluted	$(0.01)	$(0.12)

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

	June 30,
	2024	2023
Earnout shares	6,000,000	—
Common Stock underlying Public Warrants	10,100,000	—
Common Stock underlying Private Placement Warrants	3,235,000	—
Convertible debt (see Note 12)	660,000	—
Warrants issued with convertible debt (see Note 12)	330,000	—
Total	20,325,000	—

6.
Inventories, Net

As of June 30, 2024 and March 31, 2024, inventories, net, consisted of the following:

	As of June 30, 2024	As of March 31, 2024
	(As Restated)
Raw materials and spare parts	$3,964	$3,882
Work in process	4,585	4,769
Finished goods	2,524	1,283
Less: reserves	(2,091)	(2,104)
Total inventories, net	$8,982	$7,830

7.
Property and Equipment, Net

Property and equipment, net as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
Computer software and hardware	$855	$849
Machinery and equipment	784	807
Leasehold improvements	1,331	1,357
Furniture and fixtures	842	871
Vehicles	68	70
Demonstration units	241	222
Property and equipment	4,121	4,176
Less: accumulated depreciation	(3,457)	(3,646)
Property and equipment, net	$664	$530

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

Estimated annual amortization for intangible assets over the next five years are as follows:

	2025	2026	2027	2028	2029
Estimated annual amortization	$224	$448	$448	$448	$448

9.
Other current assets

Other current assets as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
	(As Restated)
Deferred cost of sales	$3,836	$3,754
Value added tax (“VAT”) receivable	593	635
Advance payments	715	414
Other current assets	652	313
Total other current assets	$5,796	$5,116

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
	(As Restated)
Taxes payable	$3,293	$2,554
Other payables and current liabilities	6,822	7,381
Total accrued expenses and other current liabilities	$10,115	$9,935

11.
Other Non-Current Liabilities

Other non-current liabilities as of June 30, 2024 and March 31, 2024 consisted of the following:

	As of June 30, 2024	As of March 31, 2024
	(As Restated)
Provisions	$1,976	$1,977
Pension liabilities	2,482	2,194
Total other non-current liabilities	$4,458	$4,171

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

The Company may provide an irrevocable election to redeem some or all of the then outstanding principal amount of the Debenture (in minimum increments of $300 thousand unless the outstanding principal amount is less than $300 thousand) for cash. Beginning on the November 1, 2024, the Company will be required to redeem an amount of the Debentures equal to $235.7 thousand, together with all other amounts owed to the Purchaser. Such amount shall be payable in cash or in shares of Common Stock based on a conversion price equal to the lesser of (i) the then Conversion Price and (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date.

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

The Company evaluated the freestanding warrants issued in connection with issuance of the convertible debt under ASC 815 and determined that they were classified as liability on the condensed consolidated balance sheets. The fair value of the warrant on the issuance date calculated using a Monte Carlo simulation model. The proceeds from the issuance of the convertible debt were allocated to the warrants and convertible note under the relative fair value method.

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

A total of $191 thousand debt issuance costs was recorded in "Selling, general, and administrative expense" in the condensed consolidated statements of operations.

As of the issuance date, the debenture was measured at $2,638 thousand and the warrant was measured at $362 thousand. As of June 30, 2024, the debenture was measured at $2,720 thousand and the warrant was measured at $385 thousand, and $105 thousand change in the fair value of the debenture and the warrant to the "Other income (expense), net" in the condensed consolidated statements of operations for the three months ended June 30, 2024.

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

15.
Income Taxes

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $723 and $226, respectively. The effective tax rate was approximately 175% for the three months ended June 30, 2024 and (8.4%) for the three months ended June 30, 2023. The effective tax rate for the three months ended June, 2024 is higher than the statutory rate due to losses in certain jurisdictions that did not create a benefit, combined with income in others creating tax expense. The effective tax rate for the three months ended June 30 2023 was lower than the statutory tax rate due to losses the Company believes will not generate a future benefit. Those losses have a full valuation allowance. The effective tax rate for the three months ended June 30, 2024 isn’t comparable to the three months ended June 30, 2023 due to the pre-tax book income for three months ended June 30 2024 being close to break even.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q/A. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended March 31, 2024 filed by us with the SEC on July 15, 2024. The following discussion may contain forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Form 10-Q/A, particularly in sections therein entitled “Cautionary Note Concerning Forward Looking Statements” and “Risk Factors.”

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

In the three months ended June 30, 2024, DIH generated revenue of $17.0 million compared to $13.0 million in the three months ended June 30, 2023.

DIH’s net loss for three months ended June 30, 2024 was $0.3 million, compared to $2.9 million in the three months ended June 30, 2023. The $2.6 million improvement was primarily driven by the $4.1 million increase in gross profit and $2.0 million increase in other income (expense) primarily driven by foreign exchange rate fluctuation. The increase in the gross profit is primarily due to the increase in sales volume. The net loss improvement was partially offset by elevated professional service costs and IT costs related to audit, legal and other professional services, incurred to enhance our infrastructure and operations as a public company following the recent business combination.

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

Foreign Currency Fluctuations

DIH’s business operates in four different functional currencies (U.S. Dollar, Euro, Swiss Franc, Singapore Dollar). DIH’s reporting currency is the U.S. Dollar. DIH’s results are affected by fluctuations in currency exchange rates that give rise to translational exchange rate risks. The extent of such fluctuations is determined in part by global economic conditions and macro-economic trends. Movements in exchange rates have a direct impact on DIH’s reported revenues. Generally, the impact on operating income or loss associated with exchange rate changes on reported revenues is partially offset from exchange rate impacts on operating expenses denominated in the same functional currencies. As foreign currency exchange rates change, translation of the statements of operations of DIH’s international businesses into U.S. dollars may affect year-over-year comparability of DIH’s operating results.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of the non-service components of net periodic defined benefit plan income (costs), change in the fair value of convertible note and warrants, and certain non-recurring costs in connection with the Business Combination.

Income Tax Expense

The income tax provision (benefit) consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.

Results of Operations

	Three months ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
	(As Restated)
Revenue	$16,960	$13,045	$3,915	30.0%
Costs of sales	7,505	7,648	(143)	(1.9)%
Gross Profit	9,455	5,397	4,058	75.2%
Operating expenses:
Selling, general and administrative expense	8,610	5,837	2,773	47.5%
Research and development	1,644	1,438	206	14.3%
Total operating expenses	10,254	7,275	2,979	40.9%
Operating loss	(799)	(1,878)	1,079	(57.5)%
Other income (expense):
Interest expense	(135)	(120)	(15)	12.5%
Other income (expense), net	1,347	(689)	2,036	(295.5)%
Total other income (expense)	1,212	(809)	2,021	(249.8)%
Profit (loss) before income taxes	413	(2,687)	3,100	(115.4)%
Income tax expense	723	226	497	219.9%
Net loss	$(310)	$(2,913)	$2,603	(89.4)%

Revenue

The following table presents net revenue by major source for three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
	(As Restated)
Devices	$13,528	$10,443	$3,085	29.5%
Services	3,300	2,375	925	38.9%
Other	132	227	(95)	(41.9)%
	$16,960	$13,045	$3,915	30.0%

Revenue for the three months ended June 30, 2024 increased by $3.9 million, or 30.0%, to $17.0 million from $13.0 million for the three months ended June 30, 2023. The overall increase was primarily due to an increase in devices sold of $3.1 million, or 29.5% year over year. The increase in devices revenue was primarily driven by higher sales volume in EMEA. Services revenue represented an increase of $0.9 million, up 38.9% compared to the prior period. Other revenues was consistent compared to the prior period. Total revenue in the EMEA and in the Americas increased by $4.4 million and $1.6 million, respectively, to $11.0 million and $4.5 million for the three months ended June 30, 2024 compared to $6.6 million and $3.0 million for the three months ended June 30, 2023. The increase was partially offset by a decrease in sales in Asia.

The impact due to foreign currency translation resulted in a decrease of approximately $0.1 million for the three months ended June 30, 2024.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 decreased by $0.1 million, or 1.9%, to $7.5 million from $7.6 million for the three months ended June 30, 2023. The cost of sales for device sales decreased by $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The cost of device sales increased by $0.7 million correlated to the increase in device sales for the additional volume. An inventory reserve and provisions of approximately $1.1 million were recognized in the three months ended June 30, 2023, while the impact from inventory reserve and provisions was insignificant in the three months ended June 30, 2024. The decrease in cost of device sales was partially offset by an increase of $0.3 million in cost of services.

The impact due to foreign currency translation resulted in a decrease of approximately $0.1 million for the three months ended June 30, 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2024 increased by $2.8 million, or 47.5%, to $8.6 million from $5.8 million for the three months ended June 30, 2023. The increase was driven by a $0.5 million increase in professional service costs related to audit, legal and other professional services along with an investment in finance capacity to support public company reporting obligations. Additionally, the increase included a $0.7 million increase in performance-based compensation and a $0.9 million increase in overhead expenses associated with operating as a public company and supporting current growth. In addition, the provision for credit losses decreased during the three months ended June 30, 2023 and the provision has remained consistent in subsequent periods through the three months ended June 30, 2024.

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

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2024 was $1.3 million of income, compared to $0.7 million of expense for the three months ended June 30, 2023. The change was primarily driven by the fluctuation in the exchange rate, as the Swiss Franc weakened against to the U.S. dollar in the three months ended June 30, 2024.

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

DIH’s operating losses began in fiscal 2020 and continued through the three months ended June 30, 2024. DIH’s historical operating losses resulted in an accumulated deficit of $(35.5) million as of June 30, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the EU MDR. Additionally, DIH had elevated costs related to its efforts of adopting to public company standards. During the three months ended June 30, 2024, DIH had negative cash flows from operating activities of $(2.0) million and an operating loss of $0.8 million. Management's plan to transition towards profitability is supported by DIH's ongoing efforts to streamline its organizational structure and enhance cost management through digitization investments such as the Oracle system implementation, alongside initiatives to grow revenue.

DIH’s gross revenue has increased by 30.0%, from $13.0 million to $17.0 million for the three months ended June 30, 2024 and 2023, respectively. DIH plans to continue to fund its growth through cash flows from operations and future debt and equity financings. Management expects that its cash and cash equivalents, together with cash provided by our operating activities and proceeds from future debt and equity financings, will be sufficient to fund its operating expenses and capital expenditures requirements for at least the next 12 months.

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

Cash Flows

The following table summarizes DIH’s cash flow activities for the periods presented:

	Three months ended June 30,
(in thousands)	2024	2023
	(As Restated)
Net cash used in operating activities	$(2,010)	$(475)
Net cash used in investing activities	(235)	(15)
Net cash (used in) / provided by financing activities	1,774	(1,936)
Effect of currency translation on cash and cash equivalents	(5)	13
Net decrease in cash and cash equivalents	$(476)	$(2,413)

Net Cash used in Operating Activities

Net cash used in operating activities increased by $1.5 million to $2.0 million for the three months ended June 30, 2024 compared to $0.5 million for the three months ended June 30, 2023 primarily driven by:

•
Decrease of net loss of $2.6 million. The primary driver was increased gross profit due to increased sales volume offset by increased operating expenses. The reduction in net loss was also driven by $2.0 million in other income (loss) as a result of the fluctuation in the exchange rate, as the Swiss Franc weakened against to the U.S. dollar in the three months ended June 30, 2024.
•
Net decrease of $2.9 million in non-cash charges was due to a $2.6 million increase in foreign exchange gain to $1.9 million as compared to a foreign exchange loss of $0.7 million in the first quarter of Fiscal 2024, which is primarily attributable to the fluctuation in the exchange rate, as the Swiss Franc weakened against the U.S. dollar. The decreases in non-cash charges were offset by a decrease in provision for credit losses of $0.4 million during the three month ended June 30, 2023.
•
Net decrease of $1.3 million relating to changes in working capital was driven by a decrease of $3.4 million in advanced payments from customer for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the timing of the order received. The decrease was also due to a $1.6 million net decrease in due from related parties and due to related parties driven by the Company’s purchases from the Motek Group and change in balance from Hocoma AG. We also experienced a total decrease of $0.5 million in accounts receivable and accounts payable.

This decrease in working capital was partially offset by an increase of $1.2 million in deferred revenue resulted from the difference in timing of payments received from our customers related to service contracts, $1.6 million of accrued expense and other liabilities as well as $1.5 million increase in employee compensation accrued.

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

Net Cash (used in) / provided by Financing Activities

Net cash (used in)/provided by financing activities increased by $3.7 million to $1.8 million for the three months ended June 30, 2024 compared to $(1.9) million for the three months ended June 30, 2023. The increase was primarily due to the $2.5 million proceeds from the convertible debt financing net of transaction fee and $0.3 million that was deposited to a secured account and a $1.2 million decrease in payments on related party notes payable resulting from the asset transfer from Hocoma AG.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting. Specifically, the Company concluded that it had limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies. Such material weakness contributed to the restatement of our financial statements as described in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended June 30, 2024. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Quarterly Report on Form 10-Q/A.

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

DIH HOLDING US, INC.

Date: November 15, 2024	By:	/s/ Jason Chen
Name: Jason Chen
Title: Chief Executive Officer

DIH HOLDING US, INC.

Date: November 15, 2024	By:	/s/ Lynden Bass
Name: Lynden Bass
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)