Form 10-Q
period 2024-09-30
DIH HOLDING US, INC.
filed 2024-11-15
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

You should refer to Part I, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q together with the Risk Factors disclosed in our Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of the risks, uncertainties and assumptions described under “Risk Factors” and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be

ii

inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

iii

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (in thousands, except share and per share data)

	As of September 30, 2024	As of March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,759	$3,225
Restricted cash	300	—
Accounts receivable, net of allowances of $233 and $667, respectively	6,383	5,197
Inventories, net	9,591	7,830
Due from related party	6,133	5,688
Other current assets	5,608	5,116
Total current assets	29,774	27,056
Property, and equipment, net	790	530
Capitalized software, net	1,992	2,131
Other intangible assets, net	380	380
Operating lease, right-of-use assets, net	4,182	4,466
Other tax assets	128	267
Other assets	948	905
Total assets	$38,194	$35,735
Liabilities and Deficit
Current liabilities:
Accounts payable	$5,231	$4,305
Employee compensation	3,813	2,664
Due to related party	10,322	10,192
Current portion of deferred revenue	5,900	5,211
Manufacturing warranty obligation	621	513
Current portion of long-term operating lease	1,494	1,572
Current maturities of convertible debt, at fair value	1,991	—
Advance payments from customers	8,945	10,562
Accrued expenses and other current liabilities ($480 measured at fair value)	11,046	9,935
Total current liabilities	49,363	44,954
Convertible debt, net of current maturities, at fair value	928	—
Notes payable - related party	9,404	11,457
Non-current deferred revenues	4,943	4,670
Long-term operating lease	2,731	2,917
Deferred tax liabilities	86	112
Other non-current liabilities	5,134	4,171
Total liabilities	$72,589	$68,281
Commitments and contingencies (Note 16)
Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,544,935 shares issued and outstanding at September 30, 2024 and March 31, 2024	3	3
Additional paid-in-capital	3,323	2,613
Accumulated deficit	(35,756)	(35,212)
Accumulated other comprehensive income (loss)	(1,965)	50
Total deficit	$(34,395)	$(32,546)
Total liabilities and deficit	$38,194	$35,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Revenue	$18,162	$13,060	$35,122	$26,105
Cost of sales	8,605	7,652	16,110	15,300
Gross profit	9,557	5,408	19,012	10,805
Operating expenses:
Selling, general, and administrative expense	5,758	6,372	14,368	12,209
Research and development	1,911	1,584	3,555	3,022
Total operating expenses	7,669	7,956	17,923	15,231
Operating income (loss)	1,888	(2,548)	1,089	(4,426)
Other income (expense):
Interest expense	(26)	(155)	(161)	(275)
Other income (expense), net	(1,761)	271	(414)	(418)
Total other income (expense)	(1,787)	116	(575)	(693)
Income (loss) before income taxes	101	(2,432)	514	(5,119)
Income tax expense	335	52	1,058	278
Net loss	$(234)	$(2,484)	$(544)	$(5,397)

Net loss per share, basic and diluted	$(0.01)	$(0.10)	$(0.02)	$(0.22)
Weighted average common shares outstanding, basic and diluted	34,545	25,000	34,545	25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED) (in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(234)	$(2,484)	$(544)	$(5,397)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0	454	(601)	(934)	240
Pension liability adjustments, net of tax of $0	(562)	60	(1,081)	(360)
Other comprehensive (loss) income	(108)	(541)	(2,015)	(120)
Comprehensive loss	$(342)	$(3,025)	$(2,559)	$(5,517)

See accompanying notes to the condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED) (in thousands, except share data)

	For the Three Months Ended September 30,
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, June 30, 2024	34,544,935	$3	$3,323	$(35,522)	$(1,857)	$(34,053)
Net loss	—	—	—	(234)	—	(234)
Other comprehensive loss, net of tax	—	—	—	—	(108)	(108)
Balance, September 30, 2024	34,544,935	$3	$3,323	$(35,756)	$(1,965)	$(34,395)

	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, June 30, 2023	25,000,000	$2	$(1,898)	$(29,682)	$132	$(31,446)
Net loss	—	—	—	(2,484)	—	(2,484)
Other comprehensive loss, net of tax	—	—	—	—	(541)	(541)
Balance, September 30, 2023	25,000,000	$2	$(1,898)	$(32,166)	$(409)	$(34,471)

(1) All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED) (in thousands, except share data)

	For the Six Months Ended September 30,
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2024	34,544,935	$3	$2,613	$(35,212)	$50	$(32,546)
Net loss	—	—	—	(544)	—	(544)
Out of period adjustment related to reverse recapitalization (Note 2)	—	—	710	—	—	710
Other comprehensive loss, net of tax	—	—	—	—	(2,015)	(2,015)
Balance, September 30, 2024	34,544,935	$3	$3,323	$(35,756)	$(1,965)	$(34,395)

	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2023	25,000,000	$2	$(1,898)	$(26,769)	$(289)	$(28,954)
Net loss	—	—	—	(5,397)	—	(5,397)
Other comprehensive loss, net of tax	—	—	—	—	(120)	(120)
Balance, September 30, 2023	25,000,000	$2	$(1,898)	$(32,166)	$(409)	$(34,471)

(1). All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (in thousands)

	For the Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(544)	$(5,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	351	147
Provision for credit losses	(434)	(869)
Allowance for inventory obsolescence	(108)	739
Pension contributions	(309)	(309)
Pension expense	155	136
Change in fair value of convertible debt and warrant liability	400	—
Foreign exchange (gain) loss	(38)	418
Noncash lease expense	828	770
Noncash interest expense	—	14
Deferred and other noncash income tax (income) expense	112	12
Changes in operating assets and liabilities:
Accounts receivable	(694)	2,149
Inventories	(1,527)	(1,528)
Due from related parties	(548)	343
Due to related parties	(98)	988
Other assets	(481)	(1,350)
Operating lease liabilities	(820)	(957)
Accounts payable	813	1,764
Employee compensation	1,070	(59)
Other liabilities	(247)	197
Deferred revenue	846	1,265
Manufacturing warranty obligation	100	180
Advance payments from customers	(1,737)	2,591
Accrued expense and other current liabilities	1,376	519
Net cash provided by (used in) operating activities	(1,534)	1,763
Cash flows from investing activities:
Purchases of property and equipment	(423)	(73)
Net cash used in investing activities	(423)	(73)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	2,809	—
Payments on related party notes payable	(2,053)	(3,744)
Net cash provided by (used in) financing activities	756	(3,744)
Effect of currency translation on cash and cash equivalents	35	15
Net decrease in cash, and cash equivalents, and restricted cash	(1,166)	(2,039)
Cash, cash equivalents and restricted cash - beginning of period	3,225	3,175
Cash, cash equivalents and restricted cash- end of period	$2,059	$1,136
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,759	$1,136
Restricted cash	300	—
Total cash, cash equivalents and restricted cash	$2,059	$1,136
Supplemental disclosure of cash flow information:
Interest paid	$162	$262
Income tax paid	$15	$—
Supplemental disclosure of non-cash investing and financing activity:
Out of period adjustment related to reverse recapitalization (Note 2)	$710	$—

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

Liquidity and Going Concern

Under Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required each reporting period, to evaluate whether there is substantial doubt regarding its ability to continue as a going concern. The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments that might be necessary if it is unable to continue as a going concern.

As of September 30, 2024, the Company had $1.8 million in cash and cash equivalents and $0.3 million restricted cash. The Company’s net losses began in 2020 and continued through the six months ended September 30, 2024. The Company’s historical operating losses resulted in an accumulated deficit of $35.8 million as of September 30, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the European Union Medical Device Regulation (EU MDR). Additionally, DIH had elevated costs related to efforts of adopting to public company standards. During the six months ended September 30, 2024, the Company had negative cash flows from operating activities, negative operating results and negative working capital.

On June 6, 2024, the Company issued $3.3 million in principal amount of convertible debt that matures on December 7, 2025. Beginning on the November 1, 2024, the Company will be required to redeem a portion of the total amount in cash or in shares of Common Stock with the election to extend the maturity date by six months as further discussed in Note 12 to the Condensed Consolidated Financial Statements. The first redemption payment was made in cash on November 1, 2024.

The Company has three notes payable to a related party which are included in "Notes payable - related party". Each note is due on June 30, 2026 with an interest rate of 1.25% as further discussed in Note 13 to the Condensed Consolidated Financial Statements. The Company has made periodic payments on the principal and interests on the notes payable historically.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this filing.

The Company’s revenue has increased by 34.5% to $35,122 from $26,105 for the six months ended September 30, 2024 and 2023, respectively. Historically, the Company’s sources of liquidity have been predominantly from proceeds received from product sales and services provided. The Company anticipates sources of liquidity to include cash on hand and cash flow from operations. The Company continues to explore financing alternatives in debt or equity to fund its ongoing operations and to fulfill current obligations. The Company continues to take steps to streamline its organization and cost structure as well as improve future revenue growth.

The Company’s future liquidity needs may vary materially from those currently planned and will depend on many factors, including the more aggressive and expansive growth plan, or for any unforeseen reductions in demand, and the availability of debt or equity funding upon terms and conditions acceptable to the Company.

2.
Summary of Significant Accounting Policies

Basis of Presentation

On February 7, 2024, the Company consummated the Business Combination and became a publicly-traded company and its financial statements are now presented on a consolidated basis. Prior to the Business Combination, the Company's historical financial statements were prepared on a combined basis derived from DIH Cayman.

In connection with the Closing of the Business Combination and in accordance with the terms of the Business Combination Agreement, ATAK agreed to waive the closing condition that the reorganization be completed prior to Closing. The Company has recast historical financial statements filed in the registration statements to exclude assets, liabilities and results of operations of entities that are not controlled by the Company as of September 30, 2024. Control exists when the Company has the power, directly and indirectly, to govern the financial and operating policies of an entity and be exposed to the variable returns from its activities. The financial statements for all periods presented, including historical periods prior to February 7, 2024, are now referred to as “Consolidated financial statements" and have been prepared in conformity with U.S. GAAP. During the three months ended June 30, 2024, the Company recorded an out of period adjustment to reduce accounts payable and increase additional paid in capital related to payments made as part of the reverse recapitalization that were not previously recorded.

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

As of September 30, 2024 and March 31, 2024, DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”). In the three and six months ended September 30, 2023, legacy DIH and DIH Hong Kong were wholly owned subsidiaries of DIH Cayman. Transactions with DIH Cayman, DIH Hong Kong and its subsidiaries are disclosed as related party transactions in Note 13.

The condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and six months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The March 31, 2024 period presented on the Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The following tables and footnotes are presented in thousands of U.S. dollars unless otherwise stated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

Foreign Currency Reporting

The functional currency for the Company’s non-U.S. subsidiaries is their local currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for each respective reporting period. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive income (loss).

Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany transactions and balances between foreign locations are recorded in the condensed consolidated statements of operations. Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the three months ended September 30, 2024 and 2023 were $(1,415) and $271, respectively, and $38 and $(418) for the six months ended September 30, 2024 and 2023, respectively.

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

Major customers are defined as those individually comprising more than 10% of our trade accounts receivable or revenues. As of September 30, 2024 and March 31, 2024, no customer comprised more than 10% of total trade accounts receivables. For the three and six months ended September 30, 2024, no customer comprised more than 10% of total revenue. For the three and six months ended September 30, 2023, one customer comprised 15.9% and 16.6% of total revenue, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures of certain categories of expenses such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statement presentation and disclosures.

3.
Revenue Recognition

The Company's revenues are derived from the sales of medical rehabilitation devices and technology services. The Company's primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations.

Disaggregation of Revenue

The Company disaggregates its revenue with customers by category and by geographic region based on customer location, see Note 4 for further information. The following represents the revenue for the three and six months ended September 30, 2024 and 2023, based on revenue category:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Devices	$15,045	$10,112	$28,573	$20,555
Services	2,695	2,710	5,995	5,085
Other	422	238	554	465
Total revenue, net	$18,162	$13,060	$35,122	$26,105

The revenue that is recognized at a point in time was related to the revenues from devices and from service on demand. The revenue that is recognized over time was related to revenue from service contracts. Other revenue primarily relates to freight and packaging on devices and recognized at a point in time. The following represents the revenue for the three and six months ended September 30, 2024 and 2023, based on timing of recognition:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Point in time	$16,175	$11,386	$31,170	$22,892
Over time	1,987	1,674	3,952	3,213
Total revenue	$18,162	$13,060	$35,122	$26,105

Deferred Revenue and Remaining Performance Obligations

Deferred revenue as of September 30, 2024 and March 31, 2024 was $10,843 and $9,881, respectively. Deferred revenue as of September 30, 2023 and March 31, 2023 was $11,300 and $9,996, respectively. The Company recognized revenue of $2,147 and $4,033, respectively during the three and six months ended September 30, 2024 that was included in deferred revenue as of March 31, 2024, and $2,013 and $4,953 respectively, during the three and six months ended September 30, 2023, that was included in deferred revenue as of March 31, 2023. Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancelable contracts. As of September 30, 2024 and March 31, 2024, the aggregate amount of the contracted revenue allocated to unsatisfied performance obligations with an original duration of one year or more was approximately $4,943 and $4,670, respectively. As of September 30, 2024, the Company expects to recognize revenue on the majority of these remaining performance obligations over the next 2 years.

Advance Payments From Customers

The Company receives advance payments related to customers from their orders to support the operation of the company in the production of the goods. The Company recognizes these prepayments as a liability under “Advance payments from customers” on the condensed consolidated balance sheets when they are received. Balances associated with the advance payments are reclassed to deferred revenue upon invoicing and revenue is recognized when performance obligations are fulfilled. Advance payments from customers was $8.9 million and $10.6 million as of September 30, 2024 and March 31, 2024, respectively. Advance payments from customers as of September 30, 2023 and March 31, 2023 was $8,865 and $6,225, respectively.

4.
Geographical Information

The following represents revenue attributed to geographic regions based on customer location:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Europe, Middle East and Africa (“EMEA”)	$10,696	$6,234	$21,748	$12,867
Americas	4,601	3,835	9,139	6,819
Asia Pacific (“APAC”)	2,865	2,991	4,235	6,419
Total revenue	$18,162	$13,060	$35,122	$26,105

For the three months ended September 30, 2024 and 2023, the United States represented 23% and 20% of total revenue, respectively. Russia represented 20% of total revenue for the three months ended September 30, 2023. For the six months ended September 30, 2024 and 2023, the United States represented 19% and 20% of total revenue, respectively. Russia represented 20% of total revenue for the six months ended September 30, 2023. No other countries represented greater than 10% of revenue during the three and six months ended September 30, 2024 and 2023.

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	As of September 30, 2024	As of March 31, 2024
EMEA	$495	$276
Americas	240	206
APAC	55	48
Total property and equipment, net	$790	$530

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

As of September 30, 2024, there were 34,544,935 shares of Common Stock issued and outstanding, excluding earnout shares.

Computation of basic and diluted net loss per share for the three and six months ended September 30, 2024 and 2023, is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(234)	$(2,484)	$(544)	$(5,397)
Weighted-average shares outstanding - basic and diluted	34,544,935	25,000,000	34,544,935	25,000,000
Net loss per share – basic and diluted	$(0.01)	$(0.10)	$(0.02)	$(0.22)

The following table outlines dilutive common share equivalents outstanding, which were excluded in the above diluted net loss per share calculation because they are anti-dilutive. Beginning on the November 1, 2024, the Company will be required to redeem each month at an amount of $235.7 thousand in cash or in shares of Common Stock at the lower of (i) $5.00 per share or (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date. The table below assumes the conversion and redemption price of $5.00 per share. See Note 12 for details.

	September 30,
	2024	2023
Earnout shares	6,000,000	—
Common Stock underlying Public Warrants	10,100,000	—
Common Stock underlying Private Placement Warrants	3,235,000	—
Convertible debt (see Note 12)	660,000	—
Warrants issued with convertible debt (see Note 12)	330,000	—
Total	20,325,000	—

6.
Inventories, Net

As of September 30, 2024 and March 31, 2024, inventories, net, consisted of the following:

	As of September 30, 2024	As of March 31, 2024
Raw materials and spare parts	$4,346	$3,882
Work in process	4,661	4,769
Finished goods	2,580	1,283
Less: reserves	(1,996)	(2,104)
Total inventories, net	$9,591	$7,830

7.
Property and Equipment, Net

Property and equipment, net as of September 30, 2024 and March 31, 2024 consisted of the following:

	As of September 30, 2024	As of March 31, 2024
Computer software and hardware	$915	$849
Machinery and equipment	832	807
Leasehold improvements	1,406	1,357
Furniture and fixtures	888	871
Vehicles	71	70
Demonstration units	370	222
Property and equipment	4,482	4,176
Less: accumulated depreciation	(3,692)	(3,646)
Property and equipment, net	$790	$530

Depreciation expense totaled $79 and $68 for the three months ended September 30, 2024 and 2023, respectively, and $170 and $147 for the six months ended September 30, 2024 and 2023, respectively.

8.
Capitalized software, net and other intangible assets, net

Capitalized software, net and other intangible assets, net as of September 30, 2024 and March 31, 2024 consisted of the following:

	As of September 30, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$2,173	$(181)	$1,992	$2,131	$—	$2,131
Other intangible assets	$380	$—	$380	$380	$—	$380

Other intangible assets include patent and technology related intangible assets of $380 acquired from the SafeGait asset acquisition. The weighted-average useful lives of these intangible assets are 10 years. For the three and six months ended September 30, 2024 and 2023, other intangible assets were not amortized because they were not ready for intended use.

Capitalized software, net and other intangible assets, net are subject to amortization when they are available for their intended use. Amortization expense totaled $181 and $181 for the three and six months ended September 30, 2024, respectively because it was ready for intended use. For the three and six months ended September 30, 2023, the Capitalized software, net were not amortized. The weighted-average useful life of capitalized software is 5 years.

Estimated annual amortization for intangible assets over the next five years are as follows:

	2025	2026	2027	2028	2029
Estimated annual amortization	$236	$473	$473	$473	$473

9.
Other current assets

Other current assets as of September 30, 2024 and March 31, 2024 consisted of the following:

	As of September 30, 2024	As of March 31, 2024
Deferred cost of sales	$3,783	$3,754
Value added tax (“VAT”) receivable	873	635
Advance payments	696	414
Other current assets	256	313
Total other current assets	$5,608	$5,116

Deferred cost of sales represents products in transit or delivered to customers prior to the Company recognizing the associated revenue and deferred extended warranty contract costs in connection with the products the Company purchases from Motek Group, where Motek provides the warranty service and the associated revenue has not yet been recognized. As of September 30, 2024, deferred product cost and deferred warranty cost was $1,915 and $1,868 respectively. As of March 31, 2024, deferred product cost and deferred warranty cost was $2,172 and $1,582, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2024 and March 31, 2024 consisted of the following:

	As of September 30, 2024	As of March 31, 2024
Taxes payable	$3,309	$2,554
Other payables and current liabilities	7,737	7,381
Total accrued expenses and other current liabilities	$11,046	$9,935

11.
Other Non-Current Liabilities

Other non-current liabilities as of September 30, 2024 and March 31, 2024 consisted of the following:

	As of September 30, 2024	As of March 31, 2024
Provisions	$1,909	$1,977
Pension liabilities	3,225	2,194
Total other non-current liabilities	$5,134	$4,171

The company has recorded non-current liabilities related to tax positions in certain jurisdictions in which, upon examination, may require additional tax payments to be made. In addition, the company has recorded potential interest and penalties related to these uncertain tax positions.

12.
Convertible Debt and Warrant

On June 6, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), pursuant to which the Company issued $3.3 million in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures” or “Convertible Debt”). The Debentures were issued with an original issue discount of $0.3 million, resulting in gross proceeds of $3 million and net proceeds of approximately $2.8 million including $0.3 million deposited into a bank account as additional security for the Debentures after deducting offering expenses. At election of the holder, the Debentures are convertible into an aggregate of 660,000 shares of the Company’s Common Stock at a conversion price of $5.00 per share, subject to adjustment in whole or in part from the issuance date. The Debentures mature on December 7, 2025 (the “Maturity Date”), and bear interest at a rate of 8% per annum, payable monthly beginning one year from the issuance date.

The Company may provide an irrevocable election to redeem some or all of the then outstanding principal amount of the Debenture (in minimum increments of $0.3 million unless the outstanding principal amount is less than $0.3 million) for cash. Beginning on the November 1, 2024, the Company will be required to redeem an amount of the Debentures equal to $235.7 thousand, together with all other amounts owed to the Purchaser. Such amount shall be payable in cash or in shares of Common Stock based on a conversion price equal to the lesser of (i) the then Conversion Price and (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date.

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

The Monte Carlo simulation model required certain assumptions, including a risk-free rate of 3.78%, a credit spread of 27.4% and an estimated volatility of 62.5%, respectively as of September 30, 2024. The risk-free interest rate assumption was based on U.S. treasury constant maturity yields on the issuance date with a term corresponding to the expected length of the remaining term. The credit spread was derived based on the terms and economics of the instruments and to reconcile the model values of the basket (consisting of convertible notes and warrants) with the proceeds generated from the issuance and sale of the basket in an arm’s-length transaction on the inception date. Due to the Company's limited trading history, the estimated volatility assumption was based upon the observed historical volatilities of the designated peer group and consideration of volatility haircut concepts, typical in practice in the valuation of convertible instruments. There was no dividend yield utilized in the Monte Carlo simulation model as the Company has not paid any cash dividends. Such assumptions were applied to both the convertible debt and warrant liability as unobservable inputs. The convertible debt and warrant were considered Level 3 in the fair value hierarchy. The Company assesses the credit spread at each reporting date in valuation to determine the amount that should be recorded to other comprehensive income.

As of the issuance date, the debenture was measured at $2,638 and the warrant was measured at $362. A total of $191 debt issuance costs was recorded in "Selling, general, and administrative expense" in the condensed consolidated statements of operations.

As of September 30, 2024, the fair value of the debenture was measured at $2,920 recorded to "Current maturities of convertible debt" and "Convertible debt, net of current maturities" in the condensed consolidated balance sheets. The warrant was measured at $480 recorded to "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The Company recorded $295 and $400 change in the fair value of the debenture and the warrant to the "Other income (expense), net" in the condensed consolidated statements of operations for the three and six months ended September 30, 2024.

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

Reorganization and Transaction with DIH Cayman and DIH Hong Kong

The Company’s businesses have historically functioned together with the other businesses controlled by DIH Cayman. DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”) as of September 30, 2024.

Subsequent to the year ended March 31, 2022, the Company did not incur significant transactions with DIH Cayman or DIH Hong Kong. The balances recorded under "Due from related party" and "Due to related party" are derived from historical transactions. The table below summarizes related party balances with DIH Hong Kong excluding Hocoma AG and Motek as of September 30, 2024 and March 31, 2024

	September 30, 2024	March 31, 2024
Due from related party	$2,641	$2,586
Due to related party	$1,504	$1,470

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

As of September 30, 2024 and March 31, 2024, the balances of Related Party Notes were $9.4 million and $11.5 million, respectively included in "Note payable - related party". The decrease resulted from the Company's payments of principal on Related Party Notes owed to Hocoma AG.

In addition to the Related Party Notes, as of September 30, 2024 and March 31, 2024, the Company recorded a related party balance of $321 and $(267), respectively, representing cash balances owed by and owed to Hocoma AG. As part of the transfer discussed above, the Company also recorded a long-term related party receivable for $324 as of September 30, 2024 and March 31, 2024, included in "Other assets".

Motek Group

The Company has entered into a distribution agreement with the Motek Group. The agreement, which has been historically in place, appoints the Company as the exclusive distributor of Motek's advanced human movement research and rehabilitation products and services designed to support efficient functional movement therapy within specified territories. Under the distribution agreement, Motek supplies the products and services to the Company at the prices detailed in the agreement. Motek provides ongoing support and assistance, including training, marketing materials, and technical documentation to the Company. In connection with the products the Company purchased from Motek Group, the Company purchased warranty associated with the products. Upon distribution of Motek products, the cost of warranty are recorded to deferred cost of sales in "Other current assets" prior to the Company recognizing warranty revenue.

For the three months ended September 30, 2024 and 2023, the Company made purchases amounting to $1,978 and $3,189, respectively, from the Motek Group. For the six months ended September 30, 2024 and 2023, the Company made purchases amounting to $4,973 and $5,958, respectively, from the Motek Group.

As part of these transactions, the Company made advance payments to Motek, included in "Due from related party," and also had trade payables, included in "Due to related party." The balances as of September 30, 2024 and March 31, 2024 are as follows:

	September 30, 2024	March 31, 2024
Due from related party	$3,169	$3,367
Due to related party	$8,762	$8,667

14.
Employee Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan in the United States. The Company’s obligation is limited to its contributions made in accordance with each plan document. Employer contributions to defined contribution plans are recognized as expense recorded in the "Selling, general, and administrative expense". Expenses related to the Company’s plans were $26 and $46 for the three months ended September 30, 2024 and 2023, respectively, and $66 and $78 for the six months ended September 30, 2024 and 2023, respectively.

Defined Benefit Plans

The Company has a Swiss defined benefit plans (the “Pension Plan”) covering substantially all the employees of Hocoma Medical GmbH in Switzerland. The Pension Plan meets the benefit requirements under Swiss pension law. The Swiss plans offer retirement, disability and survivor benefits and is governed by a Pension Foundation Board. The responsibilities of this board are defined by Swiss pension law and the plan rules. Expenses from defined benefit plan are allocated to Cost of Sales, Selling, general, and administrative expense and Research and development.

Amounts recognized in the condensed consolidated statements of operations for the three and six months ended September 30, 2024 and 2023, in respect of the Pension Plan were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Current service cost	$180	$171	$353	$330
Interest cost	50	52	101	102
Expected return on plan assets	(97)	(73)	(195)	(142)
Actuarial loss / (gain) recognized	(14)	(42)	(27)	(81)
Actuarial loss / (gain) recognized because of settlement	(4)	-	(4)	-
Amortization of prior service credit	(37)	(38)	(73)	(73)
Net charge to statement of operations	$78	$70	$155	$136

15.
Income Taxes

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Income tax expense/(benefit)	$335	$52	$1,058	$278
Effective tax rate	332%	(2)%	206%	(5)%

The effective rate for the three and six month period ended September 30, 2024 is higher than the statutory rate due to losses in certain jurisdictions that did not create a benefit, combined with income in others creating tax expense. The effective tax rate for the three month and six month period ended September 30, 2024 isn’t comparable to the three month and six month period ended September 30, 2023 due to the pre-tax book income for three month and six month period ended September 30 2024 being close to break even.

The Company prepares its financial statements on a consolidated basis. Income tax expense is calculated in accordance with the local tax laws of each entity in its relevant jurisdiction on a separate company basis.

As of September 30, 2024 and September 30, 2023, the Company had unrecognized tax benefits of $4,250 and $0, respectively, which related to tax positions that, if recognized, would affect the annual effective tax rate. The company recognized accrued interest and penalties in income tax expense. As of September 30, 2024 and September 30, 2023 accrued interest and penalties totaling to $76 and $0 respectively is included in long-term liabilities. The Company has identified potential penalty exposure in relation to specific information reporting requirements in the United States. Although the Company is trying to address these issues and pursue penalty abatement, it has recorded a long-term payable for the penalties, until potential relief is granted. As of September 30, 2024 and September 30, 2023, the recorded accrual balances stand at $1,200 and $1,200, respectively.

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

17.
Leases

The Company leases office space (real estate), vehicles and office equipment under operating leases. The Company did not have any finance leases as of September 30, 2024 and March 31, 2024.

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheet as of September 30, 2024 and March 31, 2024 are as follows:

	As of September 30, 2024	As of March 31, 2024
Operating lease, right-of-use assets, net	$4,182	$4,466

Current portion of long-term operating lease	1,494	1,572
Long-term operating lease	2,731	2,917
Total operating lease liabilities	$4,225	$4,489

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The expense is presented within Selling, general, and administrative expense. The components of lease expense related to the Company’s lease for the three and six months ended September 30, 2024 and 2023 were:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Fixed operating lease costs	$449	$436	$950	$861
Short-term lease costs	11	14	24	27
Total lease cost	$460	$450	$974	$888

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended September 30,
	2024	2023
Operating cash flows included in the measurement of lease liabilities	$(967)	$(874)
Non-cash lease activity related to right-of-use assets obtained in exchange for new operating lease liabilities	123	169
Other non-cash changes to ROU assets due to reassessment of the lease term	(130)	2,305

The weighted average remaining lease term and discount rate for the Company’s operating leases as of September 30, 2024 and March 31, 2024 were:

	As of September 30, 2024	As of March 31, 2024
Weighted-average remaining lease term (in years)	2.37	2.63
Weighted-average discount rate	4.00%	4.00%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of September 30, 2024, maturities of operating lease liabilities for each of the following five years ending March 31 and a total thereafter were as follows:

Operating Leases
2025	$894
2026	1,276
2027	1,049
2028	1,045
2029	223
2030	22
Thereafter	—
Total lease payments	4,509
Less: imputed interest	(284)
Total lease liability	$4,225

18.
Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) by component are summarized below:

	For the Three Months Ended September 30,
	Foreign Currency Translation	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss) Income
Balance, June 30, 2024	$(3,808)	$1,951	$(1,857)
Other comprehensive income (loss) before reclassifications	454	(362)	92
Reclassifications to statements of earnings	—	(200)	(200)
Total other comprehensive loss	454	(562)	(108)
Balance, September 30, 2024	(3,354)	1,389	(1,965)

Balance, June 30, 2023	$(3,034)	$3,166	$132
Other comprehensive income (loss) before reclassifications	(601)	139	(462)
Reclassifications to statements of earnings	—	(79)	(79)
Total other comprehensive loss	(601)	60	(541)
Balance, September 30, 2023	$(3,635)	$3,226	$(409)

	For the Six Months Ended September 30,
	Foreign Currency Translation	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2024	$(2,420)	$2,470	$50
Transfer of defined benefit plan	—	(228)	(228)
Other comprehensive income (loss) before reclassifications	(934)	(604)	(1,538)
Reclassifications to statements of earnings	—	(249)	(249)
Total other comprehensive loss	(934)	(1,081)	(2,015)
Balance, September 30, 2024	(3,354)	1,389	(1,965)

Balance, March 31, 2023	$(3,875)	$3,586	$(289)
Other comprehensive income (loss) before reclassifications	240	(205)	35
Reclassifications to statements of earnings	—	(155)	(155)
Total other comprehensive loss	240	(360)	(120)
Balance, September 30, 2023	$(3,635)	$3,226	$(409)

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

In the six months ended September 30, 2024, DIH generated revenue of $35.1 million compared to $26.1 million in the six months ended September 30, 2023.

DIH’s net loss for six months ended September 30, 2024 was $0.5 million, compared to $5.4 million in the six months ended September 30, 2023. The $4.9 million improvement was primarily driven by the $8.2 million increase in gross profit, primarily due to the increase in sales volume in EMEA and Americas. The net loss improvement was partially offset by elevated professional service costs and other costs incurred to enhance our infrastructure and operations as a public company following the recent business combination as well as increased personnel costs during the six months ended September 30, 2024.

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

Issuance of Convertible Debt

On June 6, 2024, the Company entered into a Securities Purchase Agreement, issuing $3.3 million in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures ("Debentures"), resulting in net proceeds of approximately $2.8 million including $0.3 million deposited into a bank account as additional security for the Debentures after deducting offering expenses. The conditions were fulfilled in October 2024. The Debentures, maturing on December 7, 2025, are convertible into 660,000 shares of Common Stock at a $5.00 per share conversion price, and are secured by substantially all of the Company’s domestic assets, with guarantees from domestic subsidiaries. In connection, the Company also issued warrants to purchase 330,000 shares of Common Stock at $5.00 per share. For further details, see Note 12 to the condensed consolidated financial statements.

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

Macroeconomic Uncertainties on Future Operations

DIH’s operations are exposed to and impacted by various global macroeconomic factors. DIH faces continuing market and operating challenges across the globe due to, among other factors, impact of conflict in Ukraine, supply chain disruption, higher interest rates and inflationary pressures. Continued evolution of these conditions could lead to economic slowdowns.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of the non-service components of net periodic defined benefit plan income (costs), change in the fair value of convertible note and warrant, and certain non-recurring costs in connection with the Business Combination.

Income Tax Expense

The income tax provision (benefit) consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.

Results of Operations

	Three months ended September 30,				Six months ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$18,162	$13,060	$5,102	39.1%	$35,122	$26,105	$9,017	34.5%
Cost of sales	8,605	7,652	953	12.5%	16,110	15,300	810	5.3%
Gross profit	9,557	5,408	4,149	76.7%	19,012	10,805	8,207	76.0%
Operating expenses:
Selling, general, and administrative expense	5,758	6,372	(614)	(9.6)%	14,368	12,209	2,159	17.7%
Research and development	1,911	1,584	327	20.6%	3,555	3,022	533	17.6%
Total operating expenses	7,669	7,956	(287)	(3.6)%	17,923	15,231	2,692	17.7%
Operating income (loss)	1,888	(2,548)	4,436	174.1%	1,089	(4,426)	5,515	124.6%
Other income (expense):
Interest expense	(26)	(155)	129	83.2%	(161)	(275)	114	41.5%
Other income (expense), net	(1,761)	271	(2,032)	(749.8)%	(414)	(418)	4	1.0%
Total other income (expense)	(1,787)	116	(1,903)	(1640.5)%	(575)	(693)	118	17.0%
Income (loss) before income taxes	101	(2,432)	2,533	104.2%	514	(5,119)	5,633	110.0%
Income tax expense	335	52	283	544.2%	1,058	278	780	280.6%
Net loss	$(234)	$(2,484)	$2,250	90.6%	$(544)	$(5,397)	$4,853	89.9%

Revenue

The following table presents net revenue by major source for the three and six months ended September 30, 2024 and 2023:

	Three months ended September 30,				Six months ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Devices	$15,045	$10,112	$4,933	48.8%	$28,573	$20,555	$8,018	39.0%
Services	2,695	2,710	(15)	(0.6)%	5,995	5,085	910	17.9%
Other	422	238	184	77.3%	554	465	89	19.1%
	$18,162	$13,060	$5,102	39.1%	$35,122	$26,105	$9,017	34.5%

Revenue for the three months ended September 30, 2024 increased by $5.1 million, or 39.1%, to $18.2 million from $13.1 million for the three months ended September 30, 2023. The overall increase was primarily due to an increase in devices sold of $4.9 million, or 48.8% year over year. The increase in devices revenue was primarily driven by higher sales volume in EMEA. Services revenue was consistent compared to the prior period. Other revenue increased by $0.2 million to $0.4 million for the three months ended September 30, 2024 compared to $0.2 million for the three months ended September 30, 2023. Total revenue in the EMEA and in the Americas increased by $4.5 million and $0.7 million, respectively, to $10.7 million and $4.6 million for the three months ended September 30, 2024 compared to $6.2 million and $3.8 million for the three months ended September 30, 2023. The increase was partially offset by a decrease in sales in the APAC of $0.1 million.

Revenue for the six months ended September 30, 2024 increased by $9.0 million, or 34.5%, to $35.1 million from $26.1 million for the six months ended September 30, 2023. The overall increase was primarily due to an increase in devices sold of $8.0 million, or 39.0% year over year. The increase in devices revenue was primarily driven by higher sales volume in EMEA and Americas. Services revenue represented an increase of $0.9 million, up 17.9% compared to the prior period related to extended warranty in connection with increase in device revenue. Other revenues was consistent compared to the prior period. Total revenue in the EMEA and in the Americas increased by $8.9 million and $2.3 million, respectively, to $21.7 million and $9.1 million for the six months ended September 30, 2024 compared to $12.9 million and $6.8 million for the six months ended September 30, 2023. The increase was partially offset by a decrease in sales in the APAC of $2.2 million.

The impact due to foreign currency translation is immaterial for the three and six months ended September 30, 2024.

Cost of Sales

Cost of sales for the three months ended September 30, 2024 increased by $0.9 million, or 12.5%, to $8.6 million from $7.7 million for the three months ended September 30, 2023. The cost of sales for device sales increased by $1.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The cost of sales increase correlated to the increase in device sales in the three months ended September 30, 2024.

Cost of sales for the six months ended September 30, 2024 increased by $0.8 million, or 5.3%, to $16.1 million from $15.3 million for the six months ended September 30, 2023. The cost of sales for device sales increased by $0.9 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The cost of sales increased by $1.6 million correlated to an increase in device sales. An inventory reserve and provisions of approximately $0.7 million was recognized in the six months ended September 30, 2023, while the impact from inventory reserve and provisions was insignificant in the six months ended September 30, 2024, which partially offset the increase in cost of sales due to volume. The cost of services was consistent compared to the prior period.

The Company implemented a 10% price increase in fiscal year 2024 for sales orders received after the implementation date, which resulted in improvement in gross margin realized in the three and six months ended September 30, 2024 compared to the three and six months ended September 30, 2023.

The impact due to foreign currency translation resulted in an immaterial change for the three and six months ended September 30, 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2024 decreased by $0.6 million, or 9.6%, to $5.8 million from $6.4 million for the three months ended September 30, 2023. The decrease was driven by a $0.5 million decrease in professional service fee during the three months ended September 30, 2024 because professional expenses incurred during three months ended September 30, 2023 related to the business combination were not recurring.

Selling, general and administrative expense for the six months ended September 30, 2024 increased by $2.2 million, or 17.7%, to $14.4 million from $12.2 million for the six months ended September 30, 2023. The increase was driven by a $0.9 million increase in personnel expenses related to compensation, bonus and benefits, a $0.7 million increase in professional service costs related to audit, legal and other professional services and overhead expenses associated with operating as a public company. In addition, the provision for credit losses decreased by 0.4 million during the six months ended September 30, 2024 and decreased by $1.0 million during the six months ended September 30, 2023, resulting in a $0.6 million increase in total expense.

Research and Development

Research and development costs for the three months ended September 30, 2024 increased by $0.3 million, or 20.6%, to $1.9 million from $1.6 million for the three months ended September 30, 2023. The increase was primarily attributable to a $0.2 million increase in the amortization expense related to capitalized software that was ready for its intended use during the three months ended September 30, 2024 and a $0.1 million increase in employee compensation.

Research and development costs for the six months ended September 30, 2024 increased by $0.5 million, or 17.6%, to $3.6 million from $3.0 million for the six months ended September 30, 2023. The increase was primarily attributable to a $0.3 million increase in employee compensation and bonus, along with a $0.2 million increase in the amortization expense related to capitalized software that was ready for its intended use during the three months ended September 30, 2024.

Interest Expense

Interest expense for three and six months ended September 30, 2024 and 2023 were consistent due to interest on Related Party Notes and bank charges.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2024 was $1.8 million of expense, compared to $0.3 million of income for the three months ended September 30, 2023. The change was primarily driven by the fluctuation in the exchange rate between the Swiss Franc and both the U.S. dollar and euro in the three months ended September 30, 2024, along with a $0.4 million expense due to change in the fair value of the convertible note and warrant.

Other income (expense), net for the six months ended September 30, 2024 was consistent to that for the six months ended September 30, 2023 primarily due to $0.4 million increase in expense due to change in the fair value of the convertible note and warrant offset by $0.4 million decrease in loss due to transactions in foreign currencies.

Income Tax Expense

Income tax expense for the three months ended September 30, 2024 increased by $0.3 million to $0.3 million compared to $0 million in the three months ended September 30, 2023. Income tax expense for the six months ended September 30, 2024 increased by $0.8 million to $1.1 million compared to $0.3 million in the six months ended September 30, 2023. The change was primarily driven by changes in the net results of the underlying subsidiaries across jurisdictions. The tax expense for the three and six months ended September 30, 2024 and 2023 is driven by pre-tax book income in certain jurisdictions while the benefit from pre-tax losses in other jurisdiction may not be realizable.

Liquidity and Going Concern

As of September 30, 2024 and March 31 2024, DIH’s cash and cash equivalents amounted to $1.8 million and $3.2 million, respectively. In addition, DIH received $300 thousands from the convertible debt financing deposited into a bank account as restricted cash which was released in October 2024 in addition to the cash and cash equivalents as of September 30, 2024. DIH’s operating losses began in fiscal 2020 and continued through the six months ended September 30, 2024. DIH’s historical operating losses resulted in an accumulated deficit of $(35.8) million as of September 30, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the EU MDR. Additionally, DIH had elevated costs related to its efforts of adopting to public company standards. During the six months ended September 30, 2024, DIH had negative cash flows from operating activities of $(1.5) million and an operating income of $1.1 million and negative working capital as of September 30, 2024.

In connection with the transfer of Hocoma AG's business and assets to DIH, we incurred three related party notes payable to Hocoma AG as further discussed in Note 13 of the Notes to Annual Condensed Consolidated Financial Statements. The three Related Party Notes amounting to $10.47 million, $7.80 million and $1.57 million reflect transferring the assets, equity ownership in subsidiaries and IP rights it held to Legacy DIH. Each of the Related Party Notes Payable is due on June 30, 2026 with interest rate of 1.25%. The Company has made periodic payment on Related Party Notes payable with proceeds from its operations. The remaining balance on the Related Party Notes payable is $9.4 million and $11.5 million as of September 30, 2024 and March 31, 2024, respectively.

In June 2024, we issued a 8% Original Issue Discount Senior Secured Convertible Debentures, resulting in net proceeds of approximately $2.8 million after offering expenses. The first redemption payment was made in cash on November 1, 2024. For additional details, including the terms and conditions of these Debentures and associated warrants, please refer to Note 12 to the condensed consolidated financial statements.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this filing. Our revenue has increased by 34.5%, from $26.1 million to $35.1 million for the six months ended September 30, 2024 and 2023, respectively. We anticipate sources of liquidity to include cash on hand and cash flow from operations. We continue to explore financing alternatives in debt or equity to fund our ongoing operations and to fulfill current obligations. We continue to take steps to streamline its organization and cost structure as well as improve future revenue growth.

DIH’s other material contractual operating cash commitments at September 30, 2024 relate to leases and employee benefit plans. DIH’s employee benefit plans are discussed further in Note 14 of the Notes to Annual Consolidated Financial Statements. DIH’s long-term lease obligations and future payments are discussed further in Note 17 of the Notes to Annual Consolidated Financial Statements.

Cash Flows

	Six months ended September 30,
(in thousands)	2024	2023
Net cash provided by / (used in) operating activities	$(1,534)	$1,763
Net cash used in investing activities	(423)	(73)
Net cash provided by / (used in) financing activities	756	(3,744)
Effect of currency translation on cash and cash equivalents	35	15
Net decrease in cash and cash equivalents	$(1,166)	$(2,039)

The following table summarizes DIH’s cash flow activities for the periods presented:

Operating Activities

Net cash used in operating activities increased by $3.3 million to $(1.5) million for the six months ended September 30, 2024 compared to $1.8 million for the six months ended September 30, 2023 primarily driven by:

•
Decrease of net loss of $4.9 million. The primary driver was increased gross profit of $8.2 million due to increased sales volume and gross margin offset by increased operating expenses of $2.7 million.
•
Non-cash charges were decreased by $0.1 million for the six months ended September 30, 2024 and 2023. Non-cash charges decreased by $0.8 million because an inventory reserve and provisions of approximately $0.7 million were recognized in the six months ended September 30, 2023, while the impact from inventory reserve and provisions was insignificant in the six months ended September 30, 2024. The non-cash charges also decreased by $0.4 million due to 0.0 foreign exchange gain in the six months ended September 30, 2024 as compared to a foreign exchange loss of $0.4 million in the six months ended September 2023, which is primarily attributable to the fluctuation in the exchange rate between Swiss Franc and both U.S. dollar and euro. The decreases in non-cash charges were offset by a $0.4 million increase of change in fair value of convertible note and warrant during the six months ended September 30, 2024. The decreases in non-cash charges were also offset by a decrease in provision for credit losses of $0.4 million during the when comparing the six months ended September 30, 2024 to the six months ended September 30, 2023.
•
Net decrease of $8.0 million relating to changes in working capital was driven by a decrease of $4.3 million in advanced payments from customer for the six months ended September 30, 2024 compared to the six months ended September 30, 2023 primarily due to the timing of the orders received. The decrease is also due to a total decrease of $3.8 million in accounts receivable and accounts payable, along with a $2.0 million net decrease in due from related parties and due to related parties driven by the Company’s purchases from the Motek Group and change in balance from Hocoma AG.

This decrease in working capital was partially offset by an increase of $1.1 million increase in employee compensation accrued and an increase of $0.9 million in accrued expense and other liabilities.

Investing Activities

Net cash used in investing activities increased by $0.4 million for the six months ended September 30, 2024. The cash used in investing activities primarily includes purchase of property and equipment. DIH expects to fund future cash flows used in investing activities with cash flow generated by operations.

Financing Activities

Net cash (used in)/provided by financing activities increased by $4.5 million to $0.8 million for the six months ended September 30, 2024 compared to $(3.7) million for the six months ended September 30, 2023. The increase was primarily due to the $2.8 million proceeds from the convertible debt financing net of transaction fee and a $1.7 million decrease in payments on related party notes payable resulting from the asset transfer from Hocoma AG.

Critical Accounting Estimates

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

We provide a variety of products and services to our customers. Most of our contracts consist of multiple distinct performance obligations or promises to transfer goods or services to a customer. We allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each identified performance obligation.

Deferred revenue primarily represents service contracts and equipment maintenance, for which consideration is received in advance of when service for the device or equipment is provided, and a smaller component of product shipments where a residual installation service is to be completed. Revenue related to services contracts and equipment maintenance is recognized over the service period as time elapses. Revenues related to products containing an installation clause are recognized once the item is confirmed installed by the customer.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting. Specifically, the Company concluded that it had limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies. The Company’s controls are not designed and operating effectively to allow sufficient and timely detailed review of significant accounting transactions and account reconciliations. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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