Form 10-Q
period 2024-12-31
DIH HOLDING US, INC.
filed 2025-02-14
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares of Registrant’s Class A Common Stock outstanding as of February 7, 2025 was 47,336,304

i

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

iii

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (in thousands, except share and per share data)

	As of December 31, 2024	As of March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,120	$3,225
Accounts receivable, net of allowances of $240 and $667, respectively	3,834	5,197
Inventories, net	7,962	7,830
Due from related party	6,333	5,688
Other current assets	4,909	5,116
Total current assets	24,158	27,056
Property, and equipment, net	714	530
Capitalized software, net	1,768	2,131
Other intangible assets, net	380	380
Operating lease, right-of-use assets, net	3,735	4,466
Other tax assets	152	267
Other assets	907	905
Total assets	$31,814	$35,735
Liabilities and Deficit
Current liabilities:
Accounts payable	$3,945	$4,305
Due to related party	10,213	10,192
Advance payments from customers	9,476	10,562
Current portion of deferred revenue	6,644	5,211
Employee compensation	3,937	2,664
Current maturities of convertible debt, at fair value	1,918	—
Current portion of long-term operating lease	1,331	1,572
Manufacturing warranty obligation	582	513
Accrued expenses and other current liabilities ($1,111 measured at fair value)	9,278	9,935
Total current liabilities	47,324	44,954
Notes payable - related party	8,648	11,457
Non-current deferred revenues	4,986	4,670
Long-term operating lease	2,443	2,917
Convertible debt, net of current maturities, at fair value	693	—
Deferred tax liabilities	221	112
Other non-current liabilities	5,381	4,171
Total liabilities	69,696	68,281
Commitments and contingencies (Note 16)
Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,861,837 shares issued and outstanding at December 31, 2024; 34,544,935 shares issued and outstanding at March 31, 2024	3	3
Additional paid-in-capital	3,773	2,613
Accumulated deficit	(39,484)	(35,212)
Accumulated other comprehensive income (loss)	(2,174)	50
Total deficit	(37,882)	(32,546)
Total liabilities and deficit	$31,814	$35,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue	$15,094	$19,011	$50,216	$45,116
Cost of sales	7,858	8,611	23,968	23,911
Gross profit	7,236	10,400	26,248	21,205
Operating expenses:
Selling, general, and administrative expense	8,196	5,443	22,564	17,652
Research and development	1,786	1,659	5,341	4,681
Total operating expenses	9,982	7,102	27,905	22,333
Operating income (loss)	(2,746)	3,298	(1,657)	(1,128)
Other income (expense):
Interest expense	(25)	(185)	(186)	(460)
Other income (expense), net	(590)	237	(1,004)	(181)
Total other income (expense)	(615)	52	(1,190)	(641)
Income (loss) before income taxes	(3,361)	3,350	(2,847)	(1,769)
Income tax expense	367	381	1,425	659
Net Income (loss)	$(3,728)	$2,969	$(4,272)	$(2,428)

Net income (loss) per share, basic and diluted	$(0.11)	$0.12	$(0.12)	$(0.10)
Weighted average common shares outstanding, basic and diluted	34,645	25,000	34,578	25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Net Income (loss)	$(3,728)	$2,969	$(4,272)	$(2,428)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0	(145)	636	(1,079)	876
Pension liability adjustments, net of tax of $0	(64)	(704)	(1,145)	(1,064)
Other comprehensive loss	(209)	(68)	(2,224)	(188)
Comprehensive income (loss)	$(3,937)	$2,901	$(6,496)	$(2,616)

See accompanying notes to the condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED) (in thousands, except share data)

	For the Three Months Ended December 31,
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, September 30, 2024	34,544,935	$3	$3,323	$(35,756)	$(1,965)	$(34,395)
Net loss	—	—	—	(3,728)	—	(3,728)
Other comprehensive loss, net of tax	—	—	—	—	(209)	(209)
Stock Compensation	316,902	—	450	—	—	450
Balance, December 31, 2024	34,861,837	$3	$3,773	$(39,484)	$(2,174)	$(37,882)

	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, September 30, 2023	25,000,000	$2	$(1,898)	$(32,166)	$(409)	$(34,471)
Net Income	—	—	—	2,969	—	2,969
Other comprehensive loss, net of tax	—	—	—	—	(68)	(68)
Balance, December 31, 2023	25,000,000	$2	$(1,898)	$(29,197)	$(477)	$(31,570)

(1) All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED) (in thousands, except share data)

	For the Nine Months Ended December 31,
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2024	34,544,935	$3	$2,613	$(35,212)	$50	$(32,546)
Net loss	—	—	—	(4,272)	—	(4,272)
Out of period adjustment related to reverse recapitalization (Note 2)	—	—	710	—	—	710
Other comprehensive loss, net of tax	—	—	—	—	(2,224)	(2,224)
Stock Compensation	316,902	—	450	—	—	450
Balance, December 31, 2024	34,861,837	$3	$3,773	$(39,484)	$(2,174)	$(37,882)

	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
Balance, March 31, 2023	25,000,000	$2	$(1,898)	$(26,769)	$(289)	$(28,954)
Net loss	—	—	—	(2,428)	—	(2,428)
Other comprehensive loss, net of tax	—	—	—	—	(188)	(188)
Balance, December 31, 2023	25,000,000	$2	$(1,898)	$(29,197)	$(477)	$(31,570)

(1). All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIH HOLDING US, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (in thousands)

	For the Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,272)	$(2,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	611	230
Provision for credit losses	(427)	(815)
Allowance for inventory obsolescence	(67)	705
Stock compensation	450	—
Pension contributions	(475)	(456)
Pension expense	238	201
Change in fair value of convertible debt and warrant liability	1,193	—
Foreign exchange (gain) loss	(241)	181
Noncash lease expense	1,263	1,165
Noncash interest expense	—	19
Deferred and other noncash income tax (income) expense	257	(237)
Changes in operating assets and liabilities:
Accounts receivable	1,762	1,298
Inventories	(106)	(2,186)
Due from related parties	(1,079)	(294)
Due to related parties	100	1,910
Other assets	114	(2,540)
Operating lease liabilities	(1,275)	(1,352)
Accounts payable	(336)	1,484
Employee compensation	1,276	(603)
Other liabilities	157	205
Deferred revenue	1,819	807
Manufacturing warranty obligation	75	189
Advance payments from customers	(1,036)	4,992
Accrued expense and other current liabilities	(849)	702
Net cash provided by (used in) operating activities	(848)	3,177
Cash flows from investing activities:
Purchases of property and equipment	(444)	(135)
Net cash used in investing activities	(444)	(135)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	2,809	—
Payment on convertible debt	(471)	—
Payments on related party notes payable	(3,156)	(4,543)
Net cash used in financing activities	(818)	(4,543)
Effect of currency translation on cash and cash equivalents	5	5
Net decrease in cash, and cash equivalents, and restricted cash	(2,105)	(1,496)
Cash, cash equivalents and restricted cash - beginning of period	3,225	3,175
Cash, cash equivalents and restricted cash- end of period	$1,120	$1,679

Supplemental disclosure of cash flow information:
Interest paid	$218	$442
Income tax paid	$15	$—
Supplemental disclosure of non-cash investing and financing activity:
Out of period adjustment related to reverse recapitalization (Note 2)	$710	$—

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

Merger/Business Combination with Aurora Technology Acquisition Corp.

On February 7, 2024 (the "Closing Date"), ATAK, Aurora Technology Merger Sub (“Merger Sub”) and DIH Holding US, Inc., a Nevada corporation (“Legacy DIH” or "DIH Nevada") consummated a previously announced business combination pursuant to a business combination agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”) following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions. Legacy DIH historically existed and functioned as part of the business of DIH Technology Ltd. (“DIH Cayman”). Upon the closing of the Business Combination, the Company owns 100% of DIH Nevada, which owns 100% of DIH US Corp. DIH US Corp owns five commercial entities located in the USA, Chile, Slovenia, Germany, and Singapore. Additionally, the Company owns 100% of Hocoma Medical GmbH, which contains the net operating assets used in the manufacturing process of the company's products. These assets were transferred from Hocoma AG, as of July 1, 2021. The intellectual property ("IP") of Hocoma AG was transferred to the commercial entity located in the USA. The legal entities of Hocoma AG and Motekforce Link BV and its subsidiaries ("Motek Group") remained with DIH Cayman and were excluded from the condensed Consolidated Financial Statements. The Company agreed to use its best efforts to complete the reorganization as defined in the Business Combination Agreement as soon as possible thereafter. The reorganization has not been completed as of the date these financial statements were issued.

On February 8, 2024, the Company entered into a subscription agreement with OrbiMed, an existing shareholder of DIH Cayman. Pursuant to the agreement, the Company will issue 150,000 shares of its Class A common stock, par value $0.0001 per share ("Common Stock") at a purchase price of $10.00 per share for aggregate purchase price of $1.5 million together with warrants to purchase an additional 300,000 shares of Common Stock with an exercise price of $10.00. The transaction has not closed as of the date the financial statements were issued.

Liquidity and Going Concern

Under Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required each reporting period, to evaluate whether there is substantial doubt regarding its ability to continue as a going concern. The accompanying condensed consolidated financial statements are prepared in accordance with with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments that might be necessary if it is unable to continue as a going concern.

As of December 31, 2024, the Company had $1.1 million in cash and cash equivalents. The Company’s net losses began in 2020 and continued through the nine months ended December 31, 2024. The Company’s historical operating losses resulted in an accumulated deficit of $39.5 million as of December 31, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the European Union Medical Device Regulation (EU MDR). Additionally, DIH had elevated costs related to efforts of adopting to public company standards. During the nine months ended December 31, 2024, the Company had negative cash flows from operating activities, negative operating results and negative working capital.

The Company has three notes payable to a related party which are included in "Notes payable - related party". Each note is due on June 30, 2026 with an interest rate of 1.25% as further discussed in Note 13 to the Condensed Consolidated Financial Statements. The Company has made periodic payments on the principal and interests on the notes payable historically.

On June 6, 2024, the Company issued $3.3 million in principal amount of convertible debt that matures on December 7, 2025. Beginning on the November 1, 2024, the Company will be required to redeem a portion of the total amount in cash or in shares of Common Stock with the election to extend the maturity date by six months as further discussed in Note 12 to the Condensed Consolidated Financial Statements. The Company has made the required redemption payments in accordance with the terms of the convertible debt agreement.

On February 3, 2025, the Company closed an offering of 5,937,100 units (“Units”), each consisting of one share of common stock, par value $0.0001 per share , and one warrant (the “Class A warrant”) to purchase one share of common stock at a public offering price of $0.7832 per Unit, resulting a net proceeds of $3.9 million, see Note 19 for further information.

Although the Company has recently closed a debt financing and an equity offering, the conditions described above continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this filing.

The Company’s revenue has increased by 11.3% to $50,216 for the nine months ended December 31, 2024 from $45,116 for the nine months ended December 31, 2023. Historically, the Company’s sources of liquidity have been predominantly from proceeds received from product sales and services provided. The Company anticipates sources of liquidity to include cash on hand and cash flow from operations. The Company continues to explore financing alternatives in debt or equity to fund its ongoing operations and to fulfill current obligations. The Company continues to take steps to streamline its organization and cost structure as well as improve future revenue growth.

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

In connection with the Closing of the Business Combination and in accordance with the terms of the Business Combination Agreement, ATAK agreed to waive the closing condition that the reorganization be completed prior to Closing. The Company has recast historical financial statements filed in the registration statements to exclude assets, liabilities and results of operations of entities that are not controlled by the Company as of December 31, 2024. Control exists when the Company has the power, directly and indirectly, to govern the financial and operating policies of an entity and be exposed to the variable returns from its activities. The financial statements for all periods presented, including historical periods prior to February 7, 2024, are now referred to as “Consolidated financial statements" and have been prepared in conformity with U.S. GAAP. During the three months ended June 30, 2024, the Company recorded an out of period adjustment to reduce accounts payable and increase additional paid in capital related to payments made as part of the reverse recapitalization that were not previously recorded.

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

As of December 31, 2024 and March 31, 2024, DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”). In the three and nine months ended December 31, 2023, legacy DIH and DIH Hong Kong were wholly owned subsidiaries of DIH Cayman. Transactions with DIH Cayman, DIH Hong Kong and its subsidiaries are disclosed as related party transactions in Note 13.

The condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position and operating results have been included. All intercompany balances and transactions within the Company have been eliminated in the financial statements. Operating results for the three and nine months ended December 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a whole. The March 31, 2024 period presented on the Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The following tables and footnotes are presented in thousands of U.S. dollars unless otherwise stated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

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

Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany transactions and balances between foreign locations are recorded in the condensed consolidated statements of operations. Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the three months ended December 31, 2024 and 2023 were $203 and $237, respectively, and $241 and $(181) for the nine months ended December 31, 2024 and 2023, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consists of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with highly-rated financial institutions and limits the amount of credit exposure to any one entity, and at times, such balances with any one institution may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limits. We believe we do not have any significant credit risk on our cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers which is limited to the amounts recorded on the condensed consolidated balance sheets. The risk associated with this concentration is mitigated by prepayment arrangements and our ongoing credit-review procedures and letters of credit or payment prior to shipment.

Major customers are defined as those individually comprising more than 10% of our trade accounts receivable or revenues. As of December 31, 2024, one customers comprised 12% of total trade accounts receivables. As of March 31, 2024, no customer comprised more than 10% of total trade accounts receivables. For the three and nine months ended December 31, 2024, one customer comprised 11% and 10% of total revenue, respectively. For the three months ended December 31, 2023, no customer comprised more than 10% of total revenue. For the nine months ended December 31, 2023, one customer comprised 10% of total revenue.

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

Disaggregation of Revenue

The Company disaggregates its revenue with customers by category and by geographic region based on customer location, see Note 4 for further information. The following represents the revenue for the three and nine months ended December 31, 2024 and 2023, based on revenue category:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Devices	$11,703	$15,725	$40,276	$36,280
Services	3,111	2,982	9,106	8,067
Other	280	304	834	769
Total revenue, net	$15,094	$19,011	$50,216	$45,116

The revenue that is recognized at a point in time was related to the revenues from devices and from service on demand. The revenue that is recognized over time was related to revenue from service contracts. Other revenue primarily relates to freight and packaging on devices and recognized at a point in time. The following represents the revenue for the three and nine months ended December 31, 2024 and 2023, based on timing of recognition:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Point in time	$12,920	$17,280	$44,090	$40,172
Over time	2,174	1,731	6,126	4,944
Total revenue	$15,094	$19,011	$50,216	$45,116

Deferred Revenue and Remaining Performance Obligations

Deferred revenue as of December 31, 2024 and March 31, 2024 was $11,630 and $9,881, respectively. Deferred revenue as of December 31, 2023 and March 31, 2023 was $10,811 and $9,996, respectively. Of the deferred revenue on the Balance Sheet as of March 31, 2024, the Company recognized revenue of $1,055 and $4,828, respectively during the three and nine months ended December 31, 2024. Of the deferred revenue on the balance sheet as of March 31, 2023, the Company recognized revenue of $678 and $3,476, respectively, during the three and nine months ended December 31, 2023. Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancelable contracts. As of December 31, 2024 and March 31, 2024, the aggregate amount of the contracted revenue allocated to unsatisfied performance obligations with an original duration of one year or more was approximately $4,986 and $4,670, respectively. As of December 31, 2024, the Company expects to recognize revenue on the majority of these remaining performance obligations over the next 2 years.

Advance Payments From Customers

The Company receives advance payments related to customers from their orders to support the operation of the company in the production of the goods. The Company recognizes these prepayments as a liability under “Advance payments from customers” on the condensed consolidated balance sheets when they are received. Balances associated with the advance payments are reclassed to deferred revenue upon invoicing and revenue is recognized when performance obligations are fulfilled. Advance payments from customers was $9,476 and $10,562 as of December 31, 2024 and March 31, 2024, respectively. Advance payments from customers as of December 31, 2023 and March 31, 2023 was $11,187 and $6,225, respectively.

4.
Geographical Information

The following represents revenue attributed to geographic regions based on customer location:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Europe, Middle East and Africa (“EMEA”)	$8,699	$12,312	$30,447	$25,179
Americas	3,489	3,759	12,628	10,578
Asia Pacific (“APAC”)	2,906	2,940	7,141	9,359
Total revenue	$15,094	$19,011	$50,216	$45,116

For the three months ended December 31, 2024, the United States and France represented 15% and 11% of total revenue, respectively. For the nine months ended December 31, 2024, the United States and France represented 18% and 10% of total revenue, respectively. For the three months ended December 31, 2023, the United States represented 17% of total revenue. For the nine months ended December 31, 2023, the United states and Russia represented 19% and 14% of the total revenue, respectively. No other countries represented greater than 10% of revenue during the three and nine months ended December 31, 2024 and 2023.

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	As of December 31, 2024	As of March 31, 2024
EMEA	$459	$276
Americas	200	206
APAC	55	48
Total property and equipment, net	$714	$530

5.
Net Income (Loss) Per Share

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

As of December 31, 2024, there were 34,861,837 shares of Common Stock issued and outstanding, excluding earnout shares.

Computation of basic and diluted net loss per share for the three and nine months ended December 31, 2024 and 2023, is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$(3,728)	$2,969	$(4,272)	$(2,428)
Weighted-average shares outstanding - basic and diluted	34,644,828	25,000,000	34,578,354	25,000,000
Net income (loss) per share – basic and diluted	$(0.11)	$0.12	$(0.12)	$(0.10)

The following table outlines dilutive common share equivalents outstanding, which were excluded in the above diluted net loss per share calculation because they are anti-dilutive. Beginning on the November 1, 2024, the Company is required to redeem each month at an amount of $235.7 in cash or in shares of Common Stock at the lower of (i) $5.00 per share or (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date. The table below assumes the conversion and redemption price of $5.00 per share. See Note 12 for details.

	December 31,
	2024	2023
Earnout shares	6,000,000	—
Common Stock underlying Public Warrants	10,100,000	—
Common Stock underlying Private Placement Warrants	3,235,000	—
Convertible debt (see Note 12)	565,714	—
Warrants issued with convertible debt (see Note 12)	330,000	—
Total	20,230,714	—

6.
Inventories, Net

As of December 31, 2024 and March 31, 2024, inventories, net, consisted of the following:

	As of December 31, 2024	As of March 31, 2024
Raw materials and spare parts	$3,007	$2,604
Work in process	3,551	4,197
Finished goods	1,404	1,029
Total inventories, net	$7,962	$7,830

7.
Property and Equipment, Net

Property and equipment, net as of December 31, 2024 and March 31, 2024 consisted of the following:

	As of December 31, 2024	As of March 31, 2024
Computer software and hardware	$930	$849
Machinery and equipment	819	807
Leasehold improvements	1,374	1,357
Furniture and fixtures	870	871
Vehicles	70	70
Demonstration units	370	222
Property and equipment	4,433	4,176
Less: accumulated depreciation	(3,719)	(3,646)
Property and equipment, net	$714	$530

Depreciation expense totaled $78 and $83 for the three months ended December 31, 2024 and 2023, respectively, and $248 and $230 for the nine months ended December 31, 2024 and 2023, respectively.

8.
Capitalized software, net and other intangible assets, net

Capitalized software, net and other intangible assets, net as of December 31, 2024 and March 31, 2024 consisted of the following:

	As of December 31, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$2,131	$(363)	$1,768	$2,131	$—	$2,131
Other intangible assets	$380	$—	$380	$380	$—	$380

Other intangible assets include patent and technology related intangible assets of $380 acquired from the SafeGait asset acquisition. The weighted-average useful lives of these intangible assets are 10 years. For the three and nine months ended December 31, 2024 and 2023, amortization expense for other intangible assets was insignificant because they were only recently placed into intended use.

Capitalized software, net and other intangible assets, net are subject to amortization when they are available for their intended use. Amortization expense totaled $182 and $363 for the three and nine months ended December 31, 2024, respectively because it was ready for intended use. For the three and nine months ended December 31, 2023, the Capitalized software, net were not amortized. The weighted-average useful life of capitalized software is 5 years.

Estimated annual amortization for intangible assets over the next five years are as follows:

	2025	2026	2027	2028	2029
Estimated annual amortization	$105	$457	$457	$457	$457

9.
Other current assets

Other current assets as of December 31, 2024 and March 31, 2024 consisted of the following:

	As of December 31, 2024	As of March 31, 2024
Deferred cost of sales	$3,323	$3,754
Value added tax (“VAT”) receivable	727	635
Advance payments	549	414
Other current assets	310	313
Total other current assets	$4,909	$5,116

Deferred cost of sales represents products in transit or delivered to customers prior to the Company recognizing the associated revenue and deferred extended warranty contract costs in connection with the products the Company purchases from Motek Group, where Motek provides the warranty service and the associated revenue has not yet been recognized. As of December 31, 2024, deferred product cost and deferred warranty cost was $1,674 and $1,649 respectively. As of March 31, 2024, deferred product cost and deferred warranty cost was $2,172 and $1,582, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2024 and March 31, 2024 consisted of the following:

	As of December 31, 2024	As of March 31, 2024
Taxes payable	$3,066	$2,554
Warrant liability, at fair value	1,111	—
Other payables and current liabilities	5,101	7,381
Total accrued expenses and other current liabilities	$9,278	$9,935

11.
Other Non-Current Liabilities

Other non-current liabilities as of December 31, 2024 and March 31, 2024 consisted of the following:

	As of December 31, 2024	As of March 31, 2024
Provisions	$2,288	$1,977
Pension liabilities	3,093	2,194
Total other non-current liabilities	$5,381	$4,171

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

The Company may provide an irrevocable election to redeem some or all of the then outstanding principal amount of the Debenture (in minimum increments of $0.3 million unless the outstanding principal amount is less than $0.3 million) for cash. Beginning on the November 1, 2024, the Company will be required to redeem an amount of the Debentures equal to $235.7 thousand, together with all other amounts owed to the Purchaser. Such amount shall be payable in cash or in shares of Common Stock based on a conversion price equal to the lesser of (i) the then Conversion Price and (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date. The Company has made the required redemption payments during the three and nine months ended December 31, 2024.

Provided that no event of default has occurred or is continuing, and at least 33% of the principal amount of the Debentures has either previously been repaid or converted in accordance with the terms of the Debenture, the Company may elect, by notice to the holder of the Debentures, to extend the Maturity Date by six months upon the payment of six months’ interest on the then-outstanding principal amount. The monthly redemption amount is then adjusted to correspond to the extended maturity date. As of December 31, 2024 and the date the financial statements were issued, the Company redeemed 14.3% and 28.6% of the principal amount of the Debentures.

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

Upon adoption of ASU 2020-06, the Company accounted for the convertible debt along with the associated conversion feature as a single liability measured at fair value to simplify the accounting for the convertible instrument. The fair value of the convertible debt was measured using a Monte Carlo simulation model. The change in fair value is recognized in other income (expense), net in the condensed consolidated results of operations, except for the change in fair value attributable to changes in credit risk, which is recorded in other comprehensive income.

The Company accounts for the freestanding warrants issued in connection with issuance of the convertible debt as liabilities on the condensed consolidated balance sheets. The fair value of the warrant on the issuance date was calculated using a Monte Carlo simulation model. The fair value of the convertible debt on the issuance date was calculated using a binomial lattice model. At the issuance date, the proceeds from the convertible debt were allocated to the warrants and convertible note under the relative fair value method.

The Monte Carlo simulation and binomial lattice models required certain assumptions, including a risk-free rate of 4.19% and an estimated volatility of 80.0% as of December 31, 2024. Additionally, the binomial lattice model considered a credit spread of 11.8% over the CCC curve (lower credit rating curve available) as of December 31, 2024. The risk-free interest rate assumption was based on U.S. treasury constant maturity yields on December 31, 2024, with a term corresponding to the expected length of the remaining term. The credit spread was derived based on the terms and economics of the instruments and to reconcile the model values of the basket (consisting of convertible notes and warrants) with the proceeds generated from the issuance and sale of the basket in an arm’s-length transaction on the inception date. Due to the Company's limited trading history, the estimated volatility assumption was based upon the observed historical volatilities of the designated peer group and consideration of volatility haircut concepts, typical in practice in the valuation of convertible instruments. There was no dividend yield utilized in the Monte Carlo simulation model as the Company has not paid any cash dividends. Such assumptions were applied to both the convertible debt and warrant liability as unobservable inputs. The convertible debt and warrant were considered Level 3 in the fair value hierarchy. The Company assesses the inputs at each reporting date, with changes from credit spread in valuation recorded to other comprehensive income and changes from other inputs recognized in other income (expense).

As of the issuance date, the debenture was measured at $2,638 and the warrant was measured at $362. A total of $191 debt issuance costs was recorded in "Selling, general, and administrative expense" in the condensed consolidated statements of operations.

As of December 31, 2024, the fair value of the debenture was measured at $2,611 recorded to "Current maturities of convertible debt" and "Convertible debt, net of current maturities" in the condensed consolidated balance sheets. The warrant was measured at $1,111 recorded to "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. For the three and nine months ended December 31, 2024, the Company recorded $793 and $1,193, respectively change in the fair value of the debenture and the warrant to the "Other income (expense), net" in the condensed consolidated statements of operations.

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

Reorganization and Transaction with DIH Cayman and DIH Hong Kong

The Company’s businesses have historically functioned together with the other businesses controlled by DIH Cayman. DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”) as of December 31, 2024.

Subsequent to the year ended March 31, 2022, the Company did not incur significant transactions with DIH Cayman or DIH Hong Kong. The balances recorded under "Due from related party" and "Due to related party" are derived from historical transactions. The table below summarizes related party balances with DIH Hong Kong excluding Hocoma AG and Motek as of December 31, 2024 and March 31, 2024

	December 31, 2024	March 31, 2024
Due from related party	$2,578	$2,586
Due to related party	$1,442	$1,470

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

As of December 31, 2024 and March 31, 2024, the balances of Related Party Notes were $8.6 million and $11.5 million, respectively included in "Note payable - related party". The decrease resulted from the Company's payments of principal on Related Party Notes owed to Hocoma AG.

In addition to the Related Party Notes, as of December 31, 2024 and March 31, 2024, the Company recorded a related party balance of $60 and $(267), respectively, representing cash balances owed by and owed to Hocoma AG. As part of the transfer discussed above, the Company also recorded a long-term related party receivable for $324 as of December 31, 2024 and March 31, 2024, included in "Other assets".

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

For the three months ended December 31, 2024 and 2023, the Company made purchases amounting to $2,423 and $3,497, respectively, from the Motek Group. For the nine months ended December 31, 2024 and 2023, the Company made purchases amounting to $7,396 and $9,455, respectively, from the Motek Group.

As part of these transactions, the Company made advance payments to Motek, included in "Due from related party," and also had trade payables, included in "Due to related party." The balances as of December 31, 2024 and March 31, 2024 are as follows:

	December 31, 2024	March 31, 2024
Due from related party	$3,696	$3,367
Due to related party	$8,715	$8,667

Common Stock issued to Board of Directors

During the three and nine months ended December 31, 2024, the Company issued 316,902 shares of Common Stock valued at $450 to members of its Board of Directors as compensation. The expense was recorded in "Selling, general, and administrative expense".

14.
Employee Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan in the United States. The Company’s obligation is limited to its contributions made in accordance with each plan document. Employer contributions to defined contribution plans are recognized as expense recorded in the "Selling, general, and administrative expense". Expenses related to the Company’s plans were $35 and $21 for the three months ended December 31, 2024 and 2023, respectively, and $101 and $99 for the nine months ended December 31, 2024 and 2023, respectively.

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

Amounts recognized in the condensed consolidated statements of operations for the three and nine months ended December 31, 2024 and 2023, in respect of the Pension Plan were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Current service cost	$189	$156	$542	$486
Interest cost	57	49	158	151
Expected return on plan assets	(110)	(67)	(305)	(209)
Actuarial loss / (gain) recognized	(14)	(39)	(41)	(120)
Actuarial loss / (gain) recognized because of settlement	—	-	(4)	-
Amortization of prior service credit	(39)	(34)	(112)	(107)
Net charge to statement of operations	$83	$65	$238	$201

15.
Income Taxes

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Income tax expense/(benefit)	$367	$381	$1,425	$659
Effective tax rate	(11)%	11%	(50)%	(37)%

The effective rate for the three and nine month period ended December 31, 2024 is different than the statutory rate due to losses in certain jurisdictions that did not create a benefit, combined with income in others creating tax expense. The effective tax rate for the three and nine months ended December 31, 2024 is different to the three and nine months ended December 31, 2023 due to the pre-tax book income in the various jurisdictions being different for the three and nine months ended December 31, 2024 being close to break even.

The Company prepares its financial statements on a consolidated basis. Income tax expense is calculated in accordance with the local tax laws of each entity in its relevant jurisdiction on a separate company basis.

As of December 31, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $4,587 and $0, respectively, which related to tax positions that, if recognized, would affect the annual effective tax rate. The company recognized accrued interest and penalties in income tax expense. As of December 31, 2024 and December 31, 2023 accrued interest and penalties totaling to $93 and $0 respectively is included in long-term liabilities. The Company has identified potential penalty exposure in relation to specific information reporting requirements in the United States. Although the Company is trying to address these issues and pursue penalty abatement, it has recorded a long-term payable for the penalties, until potential relief is granted. As of December 31, 2024 and December 31, 2023, the recorded accrual balances stand at $1,200 and $1,200, respectively.

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

17.
Leases

The Company leases office space (real estate), vehicles and office equipment under operating leases. The Company did not have any finance leases as of December 31, 2024 and March 31, 2024.

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheet as of December 31, 2024 and March 31, 2024 are as follows:

	As of December 31, 2024	As of March 31, 2024
Operating lease, right-of-use assets, net	$3,735	$4,466

Current portion of long-term operating lease	1,331	1,572
Long-term operating lease	2,443	2,917
Total operating lease liabilities	$3,774	$4,489

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The expense is presented within Selling, general, and administrative expense. The components of lease expense related to the Company’s lease for the three and nine months ended December 31, 2024 and 2023 were:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Fixed operating lease costs	$477	$437	$1,427	$1,298
Short-term lease costs	17	12	41	39
Total lease cost	$494	$449	$1,468	$1,337

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended December 31,
	2024	2023
Operating cash flows included in the measurement of lease liabilities	$(1,416)	$(1,303)
Non-cash lease activity related to right-of-use assets obtained in exchange for new operating lease liabilities	325	373
Other non-cash changes to ROU assets due to reassessment of the lease term	226	2,778

The weighted average remaining lease term and discount rate for the Company’s operating leases as of December 31, 2024 and March 31, 2024 were:

	As of December 31, 2024	As of March 31, 2024
Weighted-average remaining lease term (in years)	3.20	2.63
Weighted-average discount rate	4.00%	4.00%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of December 31, 2024, maturities of operating lease liabilities for each of the following five years ending March 31 and a total thereafter were as follows:

Operating Leases
2025	$446
2026	1,279
2027	1,034
2028	1,019
2029	216
2030	20
Thereafter	—
Total lease payments	4,014
Less: imputed interest	(240)
Total lease liability	$3,774

18.
Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are summarized below:

	For the Three Months Ended December 31,
	Foreign Currency Translation	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss) Income
Balance, September 30, 2024	$(3,354)	$1,389	$(1,965)
Other comprehensive income (loss) before reclassifications	(145)	(8)	(153)
Reclassifications to statements of earnings	—	(56)	(56)
Total other comprehensive loss	(145)	(64)	(209)
Balance, December 31, 2024	(3,499)	1,325	(2,174)

Balance, September 30, 2023	$(3,635)	$3,226	$(409)
Other comprehensive income (loss) before reclassifications	636	(630)	6
Reclassifications to statements of earnings	—	(74)	(74)
Total other comprehensive income (loss)	636	(704)	(68)
Balance, December 31, 2023	$(2,999)	$2,522	$(477)

	For the Nine Months Ended December 31,
	Foreign Currency Translation	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2024	$(2,420)	$2,470	$50
Transfer of defined benefit plan	—	(228)	(228)
Other comprehensive income (loss) before reclassifications	(1,079)	(612)	(1,691)
Reclassifications to statements of earnings	—	(305)	(305)
Total other comprehensive loss	(1,079)	(1,145)	(2,224)
Balance, December 31, 2024	(3,499)	1,325	(2,174)

Balance, March 31, 2023	$(3,875)	$3,586	$(289)
Other comprehensive income (loss) before reclassifications	876	(835)	41
Reclassifications to statements of earnings	—	(229)	(229)
Total other comprehensive income (loss)	876	(1,064)	(188)
Balance, December 31, 2023	$(2,999)	$2,522	$(477)

19.
Subsequent Events

On February 3, 2025, the Company closed an offering of 5,937,100 Units (“Units”), each consisting of one share of common stock, par value $0.0001 per share , and one Class A warrant to purchase one share of common stock at a public offering price of $0.7832 per Unit, for gross proceeds of $4.6 million. The Units have no stand-alone rights and will not be certified or issued as stand-alone securities. The common stock and Class A warrants are immediately separable and were issued separately in this offering. Each Class A warrant was immediately exercisable for one share of common stock at an exercise price of $0.7832 per share (100% of the public offering price per Unit) and will expire on the fifth anniversary of the original issuance date. The offering resulted in a net proceeds of approximately $3.9 million, after deducting placement agent fees and estimated offering expenses payable by the Company.

Subsequent to the close of the stock offering, the conversion price of the Debentures and the exercise price of the warrants issued in connection with the convertible note changed to $0.7832 pursuant to the Purchase Agreement. The number of Common Stock issuable increased to 2,106,742 shares from 330,000 shares

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the nine months ended December 31, 2024, DIH generated revenue of $50.2 million compared to $45.1 million in the nine months ended December 31, 2023.

DIH’s net loss for nine months ended December 31, 2024 was $4.3 million, compared to $2.4 million in the nine months ended December 31, 2023. The $1.8 million increase was primarily due to elevated professional service costs and other costs incurred to enhance our infrastructure and operations as a public company following the recent business combination as well as increased personnel costs during the nine months ended December 31, 2024. The increase was also due to $1.2 million increase in fair value of convertible note and warrant liability. The increase was offset by $5.0 million increase in gross profit primarily due to the increase in sales volume in EMEA and Americas for the nine months ended December 31, 2024.

Recent Development

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

Issuance of Convertible Debt

On June 6, 2024,we entered into a Securities Purchase Agreement, issuing $3.3 million in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures ("Debentures"), resulting in net proceeds of approximately $2.8 million including $0.3 million deposited into a bank account as additional security for the Debentures after deducting offering expenses. The conditions were fulfilled in October 2024. The Debentures, maturing on December 7, 2025, are convertible into 660,000 shares of Common Stock at a $5.00 per share conversion price, and are secured by substantially all of the Company’s domestic assets, with guarantees from domestic subsidiaries. In connection, the Company also issued warrants to purchase 330,000 shares of Common Stock at $5.00 per share. For further details, see Note 12 to the condensed consolidated financial statements.

Issuance of Common Stock and Warrants

On February 3, 2025, we closed an offering of 5,937,100 Units (“Units”), each consisting of one share of common stock, par value $0.0001 per share , and one Class A warrant to purchase one share of common stock at a public offering price of $0.7832 per Unit, for gross proceeds of $4.6 million. The Units have no stand-alone rights and will not be certified or issued as stand-alone securities. The common stock and Class A warrants are immediately separable and were issued separately in this offering. Each Class A warrant was immediately exercisable for one share of common stock at an exercise price of $0.7832 per share (100% of the public offering price per Unit) and will expire on the fifth anniversary of the original issuance date. The offering resulted in a net proceeds of approximately $3.9 million, after deducting placement agent fees and estimated offering expenses payable by the Company.

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

Results of Operations

	Three months ended December 31,				Nine months ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$15,094	$19,011	$(3,917)	(20.6)%	$50,216	$45,116	$5,100	11.3%
Cost of sales	7,858	8,611	(753)	(8.7)%	23,968	23,911	57	0.2%
Gross profit	7,236	10,400	(3,164)	(30.4)%	26,248	21,205	5,043	23.8%
Operating expenses:
Selling, general, and administrative expense	8,196	5,443	2,753	50.6%	22,564	17,652	4,912	27.8%
Research and development	1,786	1,659	127	7.7%	5,341	4,681	660	14.1%
Total operating expenses	9,982	7,102	2,880	40.6%	27,905	22,333	5,572	24.9%
Operating income (loss)	(2,746)	3,298	(6,044)	(183.3)%	(1,657)	(1,128)	(529)	46.9%
Other income (expense):
Interest expense	(25)	(185)	160	86.5%	(186)	(460)	274	59.6%
Other income (expense), net	(590)	237	(827)	(348.9)%	(1,004)	(181)	(823)	454.7%
Total other income (expense)	(615)	52	(667)	(1282.7)%	(1,190)	(641)	(549)	85.6%
Income (loss) before income taxes	(3,361)	3,350	(6,711)	(200.3)%	(2,847)	(1,769)	(1,078)	60.9%
Income tax expense	367	381	(14)	(3.7)%	1,425	659	766	116.2%
Net Income (loss)	$(3,728)	$2,969	$(6,697)	(225.6)%	$(4,272)	$(2,428)	$(1,844)	75.9%

Revenue

The following table presents net revenue by major source for the three and nine months ended December 31, 2024 and 2023:

	Three months ended December 31,				Nine months ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Devices	$11,703	$15,725	$(4,022)	(25.6)%	$40,276	$36,280	$3,996	11.0%
Services	3,111	2,982	129	4.3%	9,106	8,067	1,039	12.9%
Other	280	304	(24)	(7.9)%	834	769	65	8.5%
	$15,094	$19,011	$(3,917)	(20.6)%	$50,216	$45,116	$5,100	11.3%

Revenue for the three months ended December 31, 2024 decreased by $3.9 million, or 20.6%, to $15.1 million from $19.0 million for the three months ended December 31, 2023. The overall decrease was primarily due to a decrease in devices sold of $4.0 million, or 25.6% year over year. The decrease in devices revenue was primarily driven by lower sales volume in EMEA. In EMEA, we sell our equipment through a distributor network across Europe. One of our largest sales partners, which primarily operates in Eastern Europe, has been impacted by wartime import restrictions resulting from the ongoing conflict between Russia and Ukraine. The decrease was offset by a $0.1 million increase in service revenue for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Other revenue was consistent in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Total revenue in the EMEA and in the Americas decreased by $3.6 million and $0.3 million, respectively, to $8.7 million and $3.5 million for the three months ended December 31, 2024 compared to $12.3 million and $3.8 million for the three months ended December 31, 2023.

Revenue for the nine months ended December 31, 2024 increased by $5.1 million, or 11.3%, to $50.2 million from $45.1 million for the nine months ended December 31, 2023. The overall increase was primarily due to an increase in equipment sold of $4.0 million, or 11.0% year-over-year. The increase in devices revenue was primarily driven by higher sales volume in EMEA and Americas in the first half of the fiscal year. Services revenue represented an increase of $1.0 million, up 12.9% compared to the prior period related to increased extended warranties in connection with increase in device revenue. Other revenues was consistent in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Total revenue in the EMEA and in the Americas increased by $5.3 million and $2.0 million, respectively, to $30.4 million and $12.6 million for the nine months ended December 31, 2024 compared to $25.2 million and $10.6 million for the nine months ended December 31, 2023. The increase was offset by a decrease in sales in the APAC of $2.2 million.

The impact due to foreign currency translation was $0.2 million and $0.1 million for the three and nine months ended December 31, 2024, respectively.

Cost of Sales

Cost of sales for the three months ended December 31, 2024 decreased by $0.8 million, or 8.7%, to $7.9 million from $8.6 million for the three months ended December 31, 2023. The cost of sales for device sales decreased by $0.7 million in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The cost of sales decrease correlated to the decrease in the volume of device sales in the three months ended December 31, 2023. Cost of service was consistent for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Cost of sales for the nine months ended December 31, 2024 increased by $0.1 million, or 0.2%, to $24.0 million from $23.9 million for the nine months ended December 31, 2023. The cost of sales for device sales increased by $0.2 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The cost of sales for device sales increased by $0.5 million correlated to the increase in device sales. The increase was offset by an inventory reserve of approximately $0.7 million was recognized in the nine months ended December 31, 2023, while the impact from inventory reserve was insignificant in the nine months ended December 31, 2024. Cost of service was consistent for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023.

The Company implemented a 10% price increase in fiscal year 2024 for sales orders received after April 2023, which resulted in an improvement in gross margin realized in the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Although price increases had a positive impact on gross margin during the three months ended December 31, 2024, compared to the same period in 2023, the product mix and constant indirect overhead expenses resulted in a lower overall gross margin.

The impact due to foreign currency translation resulted in an immaterial change for the three and nine months ended December 31, 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended December 31, 2024 increased by $2.8 million, or 50.6%, to $8.2 million from $5.4 million for the three months ended December 31, 2023. The increase was driven by a $1.1 million increase in employee compensation due to increase in headcount and stock compensation and $1.0 million increase in other overhead costs to support future sales growth. The increase is also attributable to $0.5 million increase in professional service costs in connection with the Company becoming a publicly listed company during the year.

Selling, general and administrative expense for the nine months ended December 31, 2024 increased by $4.9 million, or 27.8%, to $22.6 million from $17.7 million for the nine months ended December 31, 2023. The increase was driven by a $2.0 million increase in personnel expenses related to compensation, bonus and benefits, a $1.5 million increase in other overhead costs to support future sales growth and operates as a public company, and a $0.6 million increase in professional service costs related to audit, legal and other professional services. In addition, there was a $0.4 decrease in provision for credit losses during the nine months ended December 31, 2024 compared to a $0.8 million decrease during the nine months ended December 31, 2023, resulting in a $0.4 million increase in total expense for the nine months ended December 31, 2024.

Research and Development

Research and development costs for the three months ended December 31, 2024 increased by $0.1 million, or 7.7%, to $1.8 million from $1.7 million for the three months ended December 31, 2023. The increase was primarily attributable to a $0.2 million increase in the amortization expense related to capitalized software that became operational in July 2024. The increase was offset by a $0.1 million decrease in external consulting fees.

Research and development costs for the nine months ended December 31, 2024 increased by $0.7 million, or 14.1%, to $5.3 million from $4.7 million for the nine months ended December 31, 2023. The increase was primarily attributable to a $0.3 million increase in employee compensation due to increase in salary, along with a $0.4 million increase in the amortization expense related to capitalized software that became operational during the nine months ended December 31, 2024.

Interest Expense

Interest expense for the three and nine months ended December 31, 2024 decreased by $0.2 million and $0.3 million compared to the three and nine months ended December 31, 2023, respectively. The decrease was primarily driven by lower bank charges and interests on Related Party Notes were consistent.

Other Income (Expense), Net

Other income (expense), net for the three months ended December 31, 2024 was $0.6 million of expense, compared to $0.2 million of income for the three months ended December 31, 2023. The change was primarily driven by a $0.8 million expense due to change in the fair value of the convertible note and warrant in the three months ended December 31, 2024.

Other income (expense), net for the nine months ended December 31, 2024 increased by $0.8 million to $1.0 million from $0.2 million for the nine months ended December 31, 2023 primarily due to a $1.2 million increase in expense due to change in the fair value of the convertible note and warrant. The increase was offset by a $0.4 million increase in foreign exchange income driven by the fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar.

Income Tax Expense

Income tax expense in the three months ended December 31, 2024 was consistent to that in the three months ended December 31, 2023. Income tax expense in the nine months ended December 31, 2024 increased by $0.8 million to $1.4 million compared to $0.7 million in the nine months ended December 31, 2023. The change was primarily driven by changes in the net results of the underlying subsidiaries across jurisdictions. The tax expense for the three and nine months ended December 31, 2024 and 2023 is driven by pre-tax book income in certain jurisdictions while the benefit from pre-tax losses in other jurisdiction may not be realizable.

Liquidity and Going Concern

As of December 31, 2024 and March 31 2024, DIH’s cash and cash equivalents amounted to $1.1 million and $3.2 million, respectively. DIH’s operating losses began in fiscal 2020 and continued through the nine months ended December 31, 2024. DIH’s historical operating losses resulted in an accumulated deficit of $39.5 million as of December 31, 2024. Operating losses were mainly driven by decreased sales during the COVID-19 pandemic due to social distancing measures that affected demand for rehabilitation services, increased expenditures in connection with its implementation of a new financial system (Oracle) and increased compliance costs associated with the EU MDR. Additionally, DIH had elevated costs related to its efforts of adopting to public company standards. During the nine months ended December 31, 2024, DIH had negative cash flows from operating activities of $(0.8) million and an operating loss of $(1.7) million and negative working capital as of December 31, 2024.

In connection with the transfer of Hocoma AG's business and assets to DIH, we incurred three related party notes payable to Hocoma AG as further discussed in Note 13 of the Notes to Annual Condensed Consolidated Financial Statements. The three Related Party Notes amounting to $10.47 million, $7.80 million and $1.57 million reflect transferring the assets, equity ownership in subsidiaries and IP rights it held to Legacy DIH. Each of the Related Party Notes Payable is due on June 30, 2026 with interest rate of 1.25%. The Company has made periodic payment on Related Party Notes payable with proceeds from its operations. The remaining balance on the Related Party Notes payable is $8.6 million and $11.5 million as of December 31, 2024 and March 31, 2024, respectively.

In June 2024, we issued a 8% Original Issue Discount Senior Secured Convertible Debentures, resulting in net proceeds of approximately $2.8 million after offering expenses. In accordance with the terms of the Convertible Debenture agreement, we fulfilled the required redemption payments either in cash or in equity starting from November 1, 2024. For additional details, including the terms and conditions of these Debentures and associated warrants, please refer to Note 12 to the condensed consolidated financial statements.

In February 2025, we closed an offering of 5,937,100 Units (“Units”), each consisting of one share of common stock, par value $0.0001 per share , and one Class A warrant to purchase one share of common stock at a public offering price of $0.7832 per Unit, for gross proceeds of $4.6 million, or net proceeds of $3.9 million after deducting placement agent fees and estimated offering expenses payable by us.

Although the Company has recently closed a debt financing and an equity offering, the conditions described above continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this filing. Our revenue has increased by 11.3%, from $45.1 million to $50.2 million for the nine months ended December 31, 2024 and 2023, respectively. We anticipate sources of liquidity to include cash on hand and cash flow from operations. We continue to explore financing alternatives in debt or equity to fund our ongoing operations and to fulfill current obligations. We continue to take steps to streamline its organization and cost structure as well as improve future revenue growth.

DIH’s other material contractual operating cash commitments at December 31, 2024 relate to leases and employee benefit plans. DIH’s employee benefit plans are discussed further in Note 14 of the Notes to Annual Consolidated Financial Statements. DIH’s long-term lease obligations and future payments are discussed further in Note 17 of the Notes to Annual Consolidated Financial Statements.

Cash Flows

	Nine months ended December 31,
(in thousands)	2024	2023
Net cash provided by / (used in) operating activities	$(848)	$3,177
Net cash used in investing activities	(444)	(135)
Net cash used in financing activities	(818)	(4,543)
Effect of currency translation on cash and cash equivalents	5	5
Net decrease in cash and cash equivalents	$(2,105)	$(1,496)

The following table summarizes DIH’s cash flow activities for the periods presented:

Operating Activities

Net cash provided by / (used in) operating activities increased by $(4.0) million to $(0.8) million for the nine months ended December 31, 2024 compared to $3.2 million for the nine months ended December 31, 2023 primarily driven by:

•
Increase of net loss of $1.8 million. The primary driver was $5.6 million increase in operating expenses and $0.8 million increase in other expense primarily due to change in fair value of convertible debt and warrant. The increase was offset by increased gross profit of $5.0 million due to increased sales volume and gross margin.
•
Non-cash charges increased by $1.8 million for the nine months ended December 31, 2024 and 2023. Non-cash charges increased by $1.2 million due to change in fair value of convertible note and warrant in the nine months ended December 31, 2024. The Company granted stock compensation to members of its board of directors during the nine months ended December 31, 2024 for $0.5 million. The increase was also driven by the increase of noncash tax expense of $0.5 million due to change in deferred tax expense and uncertain tax position liability. The increase was offset by a $0.8 million decrease in inventory reserve because an inventory reserve of approximately $0.7 million was recognized in the nine months ended December 31, 2023, while the impact from inventory reserve was insignificant in the nine months ended December 31, 2024.
•
Net decrease of $4.0 million relating to changes in working capital was driven by a $6.0 million decrease in advanced payments from customer for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, due to the timing of orders received. The decrease in working capital was also due to a $2.9 million net decrease driven by accounts receivable, accounts payable, and accrued expenses and other liabilities as the Company was actively managing the liquidity and fulfilling its obligations. In addition, a $2.6 million net decrease in related party balances resulted from the timing of Company’s purchases from the Motek Group and decrease in balance from Hocoma AG due to receipt of cash.

These changes were partially offset by an increase of $2.7 million within other assets. Primary drivers were the timing of recognition of deferred cost of sales and advance payments to suppliers. In addition, there was an increase of $2.1 million in inventory due to timing of production planning and shipment, an increase of $1.9 million in employee compensation accrued, and $1.0 million in deferred revenue due to timing of recognizing revenue.

Investing Activities

Net cash used in investing activities increased by $0.3 million for the nine months ended December 31, 2024. The cash used in investing activities primarily includes purchase of demo goods and property and equipment. DIH expects to fund future cash flows used in investing activities with cash flow generated by operations.

Financing Activities

Net cash used in financing activities decreased by $3.7 million to $(0.8) million for the nine months ended December 31, 2024 compared to $(4.5) million for the nine months ended December 31, 2023. The decrease was primarily due to the $2.8 million proceeds from the convertible debt financing net of transaction fees and a $1.4 million decrease in payments on related party notes payable resulting from the asset transfer from Hocoma AG. The increase is offset by $0.5 million payment on the convertible debt.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Amended and Restated Certificate of Incorporation of DIH Holding US, Inc.
3.2	By-Laws of DIH Holding US, Inc.
4.1	Description of Securities
4.2	Warrant Agreement
4.3	Debenture dated June 7, 2024
4.4	Warrant Agreement dated February 7, 2022
4.5	Placement Agency Agreement dated January 31, 2025
4.6	Form of Class A Warrant dated February 3, 2025
4.7	Warrant Agency Agreement dated as of February 3, 2025 between the Company and Continental Stock Transfer & Trust Company
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

10.2	Securities Purchase Agreement dated June 6, 2024
10.3	Security Agreement dated June 6, 2024
10.4	Subsidiary Guarantee Agreement dated June 6, 2024
10.5	Form of Deposit Account Control Agreement
10.6	Registration Rights Agreement dated June 6, 2024
10.7	Form of Voting Agreement
10.8	Form of Lock Up Agreement
10.9	Subscription Agreement dated February 8, 2024
10.10	Securities Purchase Agreement dated January 31, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Claw-Back Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIH HOLDING US, INC.

Date: February 14, 2025	By:	/s/ Jason Chen
Name: Jason Chen
Title: Chief Executive Officer

DIH HOLDING US, INC.

Date: February 14, 2025	By:	/s/ Lynden Bass
Name: Lynden Bass
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)