Form 10-K
period 2025-03-31
DIH HOLDING US, INC.
filed 2025-10-20
CIK 1883788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on September 30, 2024, was $38,873,419.

The number of shares of Registrant’s Common Stock outstanding as of October 17, 2025 was 2,092,653

DOCUMENTS INCORPORATED BY REFERENCE

None

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

ii

PART I

Item 1. Business.

Overview

DIH Holding US, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in this Annual Report as “we,” “our,” “us,” the “Company,” or “DIH.” DIH is a global provider of advanced robotic devices used in physical rehabilitation, which incorporate visual stimulation in an interactive manner to enable clinical research and intensive functional rehabilitation and training in patients with walking impairments, reduced balance and/or impaired arm and hand functions. We strive to serve the rehabilitation market by providing a broad array of devices and services focused on the customer and patient recovery. DIH stands for our vision to “Deliver Inspiration & Health” to improve the daily lives of millions of people with disabilities and functional impairments.

DIH offers innovative, robotic-enabled rehabilitation devices in an interactive environment. These solutions allow for intensive rehabilitation across the spectrum of patient specific levels of care, while also tracking patients’ progress and providing a network of collaboration and encouragement. DIH is dedicated to restoring mobility and enhancing human performance through a broad array of devices that can enable the transformation of rehabilitation care at our customers. Our revenue is concentrated in Europe, Middle East and Africa (“EMEA”) and Americas, with the remaining revenue in Asia Pacific (“APAC”). The Company’s fiscal year ends on March 31.

On October 17, 2025, we effected a one-for-twenty-five reverse stock split (the “Reverse Stock Split”) of all of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share (the “Common Stock”). As a result of the Reverse Stock Split, every twenty-five (25) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on October 20, 2025. The Reverse Stock Split did not affect the total number of shares of capital stock that the Company is authorized to issue, which remain as set forth pursuant to the Certificate of Incorporation. All share and per share data in this Annual Report on Form 10-K have been adjusted for all periods presented to reflect the Reverse Stock Split.

Corporate History

DIH Technology Ltd. (“DIH Cayman”) was founded in 2014 by Chief Executive Officer and Chairman, Jason Chen, with the belief that synergies could be created by integrating the niche players in the rehabilitation therapy and research markets to build a global leading growth platform. As part of this strategy, in April 2015, DIH Hong Kong, a wholly owned subsidiary of DIH Cayman, acquired Motek ForceLink B.V. and its subsidiaries (together “Motek” or “Motek Group”), a Netherlands-based technology leader in sophisticated interactive visual-stimulation movement platforms that set the standards for human movement research and treatment; and in September 2016 acquired Hocoma AG (“Hocoma”), a Switzerland-based global market leader in the development, manufacturing and marketing of robotic and sensor-based devices for functional movement therapy.

Subsequently, DIH Hong Kong organized Motek ForceLink and Hocoma under a global management framework, with the purpose of building a scalable global business blending the technical, product and market strengths of those two firms to create a scalable and fully aligned global growth and operational bases that can be leveraged for rapid growth.

Prior to the reverse recapitalization with Aurora Technology Acquisition Corp. a Cayman Islands exempted company (“ATAK”) and the reorganization, DIH Cayman owned 100% of DIH Hong Kong and DIH Hong Kong owned 100% of various operating entities including the manufacturing entities Hocoma AG and Motek Group. Hocoma AG was the sole owner of five commercial selling entities located in the United States, Chile, Slovenia, Germany, and Singapore. The commercial entities had exclusive rights to distribute the goods produced by Hocoma AG and Motek Group. While the business under DIH Cayman historically functioned together, they maintained largely independent management teams and did not rely on corporate or other support functions from DIH Cayman.

On October 6, 2020, Hocoma AG created a new wholly owned subsidiary, DIH US Corp, a Delaware entity. The purpose of DIH US Corp was to own 100% of the commercial selling entities. On May 31, 2021, Hocoma AG completed the share transfer of commercial entities to DIH US Corp.

On June 2, 2021, DIH Cayman formed a wholly owned subsidiary, DIH Holding US Inc., a Nevada Corporation (“Legacy DIH” or “DIH Nevada”). This entity was established to serve as a US-based holding company, to which assets could be transferred, setting the foundation for the future of the Company, which would eventually engage in the business combination with ATAK pursuant to a business agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”).

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

However, on July 1, 2021, the former shareholders of Hocoma AG applied for and were granted an ex-parte preliminary injunctions by a Swiss district court. The injunctions prohibited Hocoma AG from transfering any business or assets to Hocoma Medical, and as well as the sale of Hocoma Medical from DIH Hong Kong to the Company. Consequently, Hocoma AG and its shareholders challenged these preliminary injunctions through their Swiss counsels at Homburger. On January 12, 2024, the court revoked the preliminary injunctions granted on July 1, 2021. Therefore, the injunctions no longer have any legal effect on the contribution of the business/assets of Hocoma AG to Hocoma Medical and the transfer of the ownership of Hocoma Medical GmbH to the Company. Hocoma Medical GmbH, including the business/assets transferred by Hocoma AG, became a wholly-owned subsidiary of DIH Nevada as of July 1, 2021.

DIH Cayman intended to transfer Hocoma AG (remaining assets and liabilities) and Motek Group to DIH Nevada pursuant to the Business Combination Agreement. However, DIH Cayman was subject to a lien in Hong Kong related to DIH China, a company formed in the People’s Republic of China (“DIH China”) and a wholly owned subsidiary of DIH Hong Kong. The lien was filed on July 17, 2021 on the immediate parent company of Hocoma AG and Motek Group and prevented the transfer of Hocoma AG and Motek Group. This matter is currently under review by local authorities and DIH Cayman is working to facilitate the completion of the intended transfer.

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

Business Combination

On February 7, 2024 (the “Closing Date”), ATAK, Aurora Technology Merger Sub, a Nevada corporation and a direct, wholly-owned subsidiary of ATAK (“Merger Sub”) and DIH Nevada consummated a previously announced business combination (the “Closing”) pursuant to a business agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”) following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions. In connection with the Closing, ATAK redomesticated to Delaware and changed its name to “DIH Holding US, Inc.” The Amended and Restated Certificate of Incorporation of DIH authorizes one class of common stock as Class A Common Stock (“Common Stock”).

Due to the lien on DIH Hong Kong related to DIH China, the Reorganization could not be completed as defined by the Business Combination Agreement, meaning that Motek Group and Hocoma AG ownership could not be transferred to the Company prior to the Closing. In connection with the Closing and in accordance with the terms of the Business Combination Agreement, ATAK agreed to waive the closing condition that the Reorganization be completed prior to Closing. The Company agreed to use its best efforts to complete the Reorganization as defined in the Business Combination Agreement as soon as possible thereafter. The Reorganization has not been completed as of the filing date of this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the Company has presented the financial statements on a consolidated basis including only operations from Legacy DIH. Hocoma AG and the Motek Group remained with DIH Hong Kong and are excluded from the consolidation of the Company.

Upon closing of the Business Combination with ATAK, the Company owns 100% of DIH US Corp, which in turn owns the commercial entities. Additionally, the Company owns 100% ownership of Hocoma Medical GmbH, which contains the net assets transferred from Hocoma AG. The Company maintains an exclusive distribution agreement with Motek Group as of the date of this Annual Report. DIH Cayman owns approximately 34.7% shares of common stock of the Company, including earn-out shares held in escrow account. Jason Chen, the Company’s Chief Executive Officer and Chairman of the Board of Directors does not own any shares of DIH directly but may be deemed to have indirect ownership of DIH through his ownership, of approximately 42% of the outstanding shares of DIH Cayman.

The Company’s organizational chart as of the date of this Annual Report is as follows:

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

DIH’s target market is composed of three major sub-markets:

●	Advanced Research Facilities (“ARFs”): which include advanced human performance labs or rehabilitation/biomedical research centers at universities and academic hospitals);

●	Inpatient rehabilitation facilities (“IRFs”) which include free standing rehabilitation hospitals and rehabilitation units in acute care hospitals);

●	Outpatient rehabilitation facilities (“ORFs”) which include outpatient rehabilitation clinics, skilled nursing or long-term care facilities). We are currently focused on the North American and European markets to accelerate market penetration, while seeking early-stage opportunities in other international markets for future expansion

For the ARF (or Research Market), our products enable thought-provoking and sophisticated simulation and evaluation of general human performance, and specifically focuses on dynamic gait and balance-focused movement research, through our industry-leading interactive visual-stimulation platform. The platform is empowered by motion capture hardware, couple with advanced human body modeling software, that creates real time visualization of the active participant. The integration of this technology with advanced robotics and other smart systems expands imaginative research interests. Most of the top 50 global leading research centers in human performance and rehabilitation have adopted our technologies as the key base of their research exploration. We believe that by integrating leading products in biomechanical research we sourced through Motek (with which we have an exclusive distribution agreement) with our advanced robotics and other AI-based innovative products we could leverage clinical results with data insights to help transform protocols and processes in the industry related to human performance and movement disorders leading to solid growth potential in this important market segment in the next 5-10 years.

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

Our Strategy

Physical disabilities and impairments represent significant global challenges, due to rapid aging, increasingly severe chronic diseases, and prevailing traumatic injuries from accidents and wars. According to the Company’s internal analysis, each year, approximately 20 million people suffer from new disabilities, and it is estimated that over 300 million people are currently suffering from some form of functional impairment or disabilities globally. Those functional impairments or disabilities may ultimately result in multiple functional health problems, including cognitive, physical, emotional and spiritual issues, imposing severe burdens to health systems and significant costs to society. Adding to this, the number of people aged 60 and older globally is currently approximately 1 billion and is estimated to grow to over 2.1 billion by 2050, according to the World Health Organization (“WHO”) fact sheet dated October 1, 2024. The WHO also states that the need for rehabilitation services will grow due to the increasing aging population, as they are more prone to develop chronic diseases and disabilities (April 22, 2024 Rehabilitation fact sheet). Currently, the WHO states the global need for rehabilitation is largely unmet, as approximately 2.4 billion people are living with a condition that may benefit from rehabilitation services. As an example, the U.S. Bureau of Labor Statistics provided that the demand for therapists is expected to grow by 14% from 2023 to 2033, with an average demand of 13,600 therapists per year, which is outpacing most other industries in job demand.

According to an online industry report summary by Grandview Research, the global rehabilitation services market is estimated to be over $255 billion and is driven by an increase in individuals with physical and neurological disabilities. According to the WHO article published on March 14, 2024, neurological conditions affect more than 1 in 3 individuals globally, leading to be the primary cause of illness and disability globally and the need for investments to improve treatment aimed at increasing an individual’s quality of life. We believe that such market demands create a need to support and modify a manual therapy dominated approach. The increased number of people suffering from such illnesses not only imposes a huge labor burden to therapists, but also may result in inconsistent outcomes due to a lack of consistent intensity, integration, standardization and optimization throughout the weeks or months of long intervention processes. According to Data Bridge Market Research, one of the key challenges faced by the physical therapy market is a shortage of skilled professionals driven by the increasing demand. Unlike a machine which can be calibrated thereby producing consistent therapy, we believe that manual therapy is likely to vary from therapist to therapist or even patient to patient. Measurements of progress may also be subjective, varying from therapist to therapist which may result in a patient requiring a longer period of therapy to achieve the desired results.

The rapidly aging and increased chronic-suffering population trend will generate more demand for high quality rehabilitation care, while supporting the expected increase in the demand for therapists, thus adding increasing pressure and tension to the current model.

We believe the way out of such an undesirable and increasingly high pressure state is to transform the rehabilitation care model through integrated solutions empowered by our advanced technologies. The core benefits we strive to deliver to customers from our core products and solutions include:

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

4) Enabling replication and franchise established treatment protocols and best practices across chains of rehabilitation facilities; and

5) Reducing total health system costs.

To build on our unique position as a global robotic and interactive visual-stimulation smart technologies and solution provider to the rehabilitation market, our strategic plan is to continue to expand our leadership through sustaining innovation, selective acquisitions, with continued focus on delivering superior value to our customers, partners, patients and other stakeholders.

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

We currently offer 14 robotic rehabilitation and interactive visual-stimulation based movement systems within three major product categories through the hospital, clinical and research markets. Our objective is to establish ourselves as a product and technology leader in each of the three categories, that correspond to three key functional impact issues, i.e., 1) upper extremity devices for arm and hand functional improvement; 2) lower extremity devices for gait and balance intervention; and 3) full body integrated intervention for strength and endurance enhancement. Through software networks, we aim not only to maximize the benefits from each of the devices itself, but also to deliver multi-dimensional clinical, economic, process and administrative benefits to therapists, patients and management by connecting and integrating these various devices into cohesive and integrated caring processes and models, enabling transformative change in therapies and business models.

Upper Extremity Product Categories

To address differing clinical and economic needs, while providing consistent therapeutic interventions with similar treatment concepts and protocols, we have developed three different device models, ArmeoPower, ArmeoSpring, and ArmeoSenso. All follow the same modular Armeo Therapy Concept, that covers the “Continuum of Rehabilitation” with one software platform throughout the different stages of rehabilitation; from the early stage where the patient is very weak and needs sophisticated power-assisted dynamic intervention to help rewire the neural pattern in a safe environment which ArmeoPower provides, to self-initiated interactive ArmeoSpring which follows a similar treatment protocol of ArmeoPower for patients who have gained certain muscle power and need to transition from controlled patterns to an open environment. ArmeoSenso is for patients to apply what they learned from those self-initiated but still structurally controlled movement patterns to completely open movement environments, further expanding the patient transfer skills. The economic costs of devices, and the ratio of one therapist for multiple patients also improves dramatically, thus allowing service providers and health systems to gain significant benefits of learning curves, i.e., the learning patient picks up from early acute expensive interventions, which will be increasingly beneficial for later stages, generating a win-win, both economically and clinically.

ArmeoPower is the backbone robot within our Upper Extremity portfolio; it has been specifically designed for arm and hand therapy in an early stage of rehabilitation. It enables patients with even severe motor impairments to perform exercises with a high number of repetitions. It assists the patient’s arm on an “as needed” basis to enable the patient to successfully reach the goal of the exercise. The robotic arm assistance can be adapted to the individual’s needs and the changing abilities of each patient – from full assistance for patients with very little activity to no assistance at all for more advanced patients. Such adjustable robotic assistance while exercising, enables and motivates patients to actively participate in their training, while providing weight support to enable extensive training. ArmeoPower supports 1D (joint-specific), 2D and 3D movements, with extensive game-emerged Augmented Performance Feedback (“APF”) exercises simulating tasks and activities essential for daily living, while enhancing strength and range of motion. Immediate performance feedback motivates patients and helps to improve their motor abilities. It improves efficiency of the therapy session by reducing the therapist’s physical effort and the need for continuous therapeutic guidance. Moreover, it enables therapists to make better use of their clinical know-how and expertise, by focusing on the optimal exercise planning, instead of manually delivering many repetitions.

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

Lower Extremity Product Categories

Similar to the Armeo Therapy Concept for arm and hand, we have also developed 3+1 Robotics + interactive visual-stimulation devices to address the different clinical and economic needs of patients across different stages of the patient journey, while providing consistent therapeutic interventions with similar treatment concepts and protocols. The Erigo Robot is designed for patients right after ICU who have none or very weak muscle power, with the goal to speed up the circulation and initiate early mobilization and prepare patients for intensive therapy, while preventing or reducing secondary further impairment. LokoMat is designed to provide maximum intensive therapy to rewire the broken neuro pathway to restricted functional capabilities through Neuroplasticity effect. Andago is designed to assist patients in walking in a real environment to maximize patient transfer skills after the patient’s functional pattern has been rewired by LokoMat. C-Mill is designed to enhance the patient’s adaptability, coordination and balancing skills in a challenging and integrative environment.

Erigo is uniquely designed to provide therapy intervention to the most severe patient even at a high acute and critical post-ICU stage. It uniquely combines gradual verticalization, leg mobilization, and intensive sensorimotor stimulation through cyclic leg loading.

The main benefits include:

●	Early and safe mobilization even in acute care

●	Cardiovascular stabilization

●	Improved orthostatic tolerance using the Erigo functional stimulation.

●	Helping to reduce patient’s length of stay, improving efficiency and outcome

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

Lokomat is available in two models, LokomatNanos and LokomatPro, and has other modules such as for pediatric use available. To date, we have installed approximately 1,219 Lokomat systems in over 650 facilities worldwide.

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

C-Mill is a powerful tool that allows for more efficient rehabilitation. Besides objective assessment of balance and gait, the C-Mill provides a safe and comfortable training environment using a treadmill, augmented reality and interactive visual-stimulation . Using our technology, patients are able to train foot placement with the C-Mill, work through balance and dual-tasks with C-Mill VR or use C-Mill VR+ for early to late rehabilitation with body weight support. It is a complete, advanced gait-lab and training center on a compact space.

CAREN, “Computer Assisted Rehabilitation Environment”, is the most advanced and sophisticated interactive visual-stimulation real time movement platform, that targets all aspects of balance and locomotion with visualization of full body participation empowered by Human Body Modeling. CAREN provides researchers with the tools to efficiently study advanced human movement by collecting objective human performance data in real time and functionally challenging environments. CAREN enables the most versatile human movement research as a result of its dual-belt instrumented treadmill mounted on a 6 degree-of-freedom movable platform, motion capture system, immersive and interactive environments and dedicated real-time and offline software packages; the CAREN is the most advanced system for your human movement research, training, and assessment. We believe CAREN will enable pioneering research in many fields of application, such as: motor control and learning, dual-tasking and feedback, balance assessment and therapy, gait analysis and adaptability, real-time human body modeling, virtual reality and integrated smart systems like robot integration. We believe CAREN is considered as the world’s most advanced biomechanics lab.

GRAIL, “Gait Real-time Analysis Interactive Lab”, the total package solution for gait analysis training and research, employs an instrumented dual-belt treadmill and motion capture system combined with virtual reality and video cameras. GRAIL provides analysis and therapy in challenging conditions to improve gait, while real-time feedback enables analysis and training during the same session.

The Total Solution

DIH’s vision includes providing a Total Solution option for our customers and their patients. The Total Solution is a product package specifically designed for our customer and is aimed at maximizing the benefits of DIH’s products and solutions to achieve optimal rehabilitation outcomes. This offering includes DIH’s clinical integration approach, that emphasizes three key factors:

A consultative sales process to guide customers in selecting advanced technologies from the company’s extensive product portfolio, enhancing their market positioning.

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

Manufacturing and Supply Chain

Our manufacturing and supply chain strategy is founded on a commitment to blending Swiss quality mindset with Dutch agility, utilizing lean manufacturing and supply chain practices, leveraging the Oracle ERP system implemented, ensuring efficient order fulfillment to global markets, and delivering exceptional value and commitment to our customers and patients.

Manufacturing

We manufacture the Lokomat, Andago, Erigo, Armeo Power, Armeo Spring and Armeo Senso devices at Hocoma Medical GmbH in Switzerland. The product line we distribute for hospitals and clinics, C-Mill, is manufactured at Motek Medical B.V. in The Netherlands together with all research products (RYSEN, M-GAIT, GRAIL and CAREN).

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

Facilities

Our executive offices are located at 77 Accord Drive, Suite D-1 Norwell, MA. We do not own any properties, rather we lease properties to meet our needs. Currently, we have a research and development and operational campus that we lease for Hocoma operation in Switzerland located at Industriestrasse 4 in 8604 Volketswil.

Beside the main campuses, we also lease five commercial offices space at the following locations to house the regional Sales & Marketing, Clinical Application & Training, Technical Services, Finance, Logistics, Administration and other local market support functions.

●	DIH Technology Inc. leases commercial office for the American team at 77 Accord Park Dr., Suite D-1, Norwell, MA 02061, United States

●	DIH Technology d.o.o leases commercial office for EMEA Indirect sales team at Letališka 29a, 1000 Ljubljana, Slovenia

●	DIH GmbH leases commercial office for the Direct Sales team in DACH region, at Robert- Perthel- Str. 3, 50739 Köln, Germany

●	DIH Pte Ltd leases commercial office for APAC team at 67 Ubi Avenue 1, #06-17 Starhub Green, Singapore 408942

●	DIH SpA leases commercial office for LATAM team at Pdte. Kennedy Lateral 5488, Oficina 1402; Vitacura, Santiago, Chile

Human Capital

As of July 31, 2025, we employed 178 employees, of which approximately 81 percent were outside the U.S. We believe that our employees are the Company’s most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion.

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

Employee Health and Safety

During the fiscal year ended March 31, 2025 and 2024, there had been no Occupational Safety and Health Administration (“OSHA”) recordable or lost time injuries in the United States and zero injuries at our other global sites.

Intellectual Property

We have over 20 different trademark families registered, including our most prominent product family names such as Lokomat, Armeo, Andago, and RYSEN. These trademarks are registered in 18 strategically important countries, resulting in a total of 411 registrations. The latest registration was made in 2020, and the earliest in 2004.

Name/Description of Patent	Status	Owned or Licensed	Type of patent protection	Expiration Date	Jurisdictions
US8834169/Method and apparatus for automating arm and grasping movement training for rehabilitation of patients with motor impairment	Issued	Licensed	Utility	24.11.2030	US

US8192331/Device for adjusting the prestress of an elastic means around a predetermined tension or position	Issued	Owned	Utility	10.09.2028	US, DE, FR, UK, IT, CH, CN, RU

US9017271/System for Arm therapy	Issued	Licensed	Utility	10.02.2031	US, DE, FR

US8924010 /Method to Control a Robot Device and Robot Device	Issued	Owned	Utility	06.10.2031	US, DE, FR, NL, CH, UK

US9987511/Gait training apparatus	Issued	Owned	Utility	19.09.2034	US, DE, FR, UK, IT, CH, CN, PL, KR

EP3095430/Gait training apparatus (Div)	Issued	Owned	Utility	09.11.2032	DE, FR, UK, CH

US10780009/Apparatus for locomotion therapy	Issued	Owned	Utility	06.01.2037	US, DE, FR, UK, CH, CN, RU

EP3100707/Apparatus for locomotion therapy (Div)	Issued	Owned	Utility	16.11.2032	DE, FR, UK, IT, CH TR, PL, CN

US9808668/Apparatus for automated walking training	Issued	Owned	Utility	10.08.2034	US, DE, FR, UK, IT, CH, CN, PL, TR, NL, FI, ES

EP3035901/ Hand motion exercising device	Issued	Owned	Utility	14.08.2034	DE, FR, UK, NL, SI, CH, CN

US10349869/Method and system for an assessment of a movement of a limb-related point in a predetermined 3D space	Issued	Owned	Utility	16.02.2036	US, DE, FR, UK, CH, AU, IT, CN

US10500122/Apparatus for gait training	Issued	Owned	Utility	20.08.2037	US, DE, FR, UK, CH, CN, TR, NL, SE, ES, RU, KR

US10925799/ Suspension device for balancing a weight	Issued	Owned	Utility	27.06.2037	US, AU, CH, DE, FR, UK, IT, NL, PL, CN, KR

US-20230039187-A1/Leg Actuation Apparatus and Gait Rehabilitation Apparatus / EP4117597-B1	Pending, Issued for EP	Owned	Utility	23.12.2040 (EP)	US, IN, CN, RU, EP, KR

US-20230039187-A1/User Attachment for Gait and Balance Rehabilitation Apparatus / EP4117598-B1	Pending, Issued for EP	Owned	Utility	23.12.2040 (EP)	US, CN, EP, KR

DM/091 450/Wheeled walking frame	Issued	Owned	Design	08.06.2041	CH, EM, US, UK

DM/221 948/ArmeoSpring Pro-Design	Issued	Owned	Design	01.07.2047	CH, EM, US, UK

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

There can be no assurance that the complete reorganization will be completed

We have concluded that there is substantial doubt about the Company’s ability to continue as a going concern for one year from the date of this annual report.

As of March 31, 2025, the Company had $1.9 million of cash and cash equivalents. The Company’s net losses began in 2020 and continued through the year ended March 31, 2025. The Company’s historical operating losses resulted in an accumulated deficit of $43.9 million as of March 31, 2025. For the year ended March 31, 2024, results reflected elevated costs associated with becoming a publicly traded company and establishing public company processes and controls. For the year ended March 31, 2025, the Company reported negative cash flows from operating activities and operating results affected by liquidity constraints and tariff- and import-related factors that delayed customer order confirmations and product deliveries, together with ongoing compliance costs. These liquidity issues have continued in While the Company has issued additional convertible debt to assist with its liquidity issues, there can be no assurance that these liquidity constraints will not continue.

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

The market for robotics and interactive visual-stimulation smart rehabilitation systems are in the early growth stage, and important assumptions about the potential market for our current and future products may not be realized.

Although the market for robotics and interactive visual-stimulation “smart” rehabilitation systems has enjoyed increasing recognition from our customers, to date, the market is small. Significant market development efforts are still required to cross in order for us to enjoy accelerating growth. As such, it is difficult to predict the future size and rate of growth of the market; and we cannot assure you that our estimate regarding our current products is achievable or that our estimate regarding future products profile will remain the same. If our estimates of our current or future addressable market are incorrect, our business may not develop as we expect, and the price of our securities may suffer.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. A cyberattack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers, including technical support for our robotics and interactive visual-stimulation devices.

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

The patent position of robotic and interactive visual-stimulation inventions can be highly uncertain and involves many new and evolving complex legal, factual, and technical issues. Patent laws and interpretations of those laws are subject to change and any such changes may diminish the value of our patents or narrow the scope of our right to exclude others. In addition, we may fail to apply for or be unable to obtain patents necessary to protect our technology or products from copycats or fail to enforce our patents due to lack of information about the exact use of technology or processes by third parties. Also, we cannot be sure that any patents will be granted in a timely manner or at all with respect to any of our patent pending applications or that any patents that are granted will be adequate to exclude others for any significant period of time or at all. Given the foregoing and in order to continue reducing operational expenses in the future, we may invest fewer resources in filing and prosecuting new patents and on maintaining and enforcing various patents, especially in regions where we currently do not focus our market growth strategy.

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

Risks Related to Ownership of DIH Common Stock

We are not in compliance with the continued listing requirements of the Nasdaq Stock Market and our securities could be delisted.

Through the date this Annual Report on Form 10-K is filed, DIH has received Nasdaq deficiency notices for failure to satisfy the Market Value of Listed Securities, the Market Value of Publicly Held Shares, and the $1.00 minimum bid-price standards, and for delinquent periodic reports (Form 10-K and Form 10-Q). On these bases, Nasdaq has notified DIH that its securities are subject to delisting. DIH has requested a hearing before the Nasdaq Hearings Panel and a stay pending the hearing; there is no assurance that continued listing will be granted or that compliance will be regained within any extension period. Delisting risk could reduce trading liquidity and limit or increase the cost of access to capital markets, adversely affecting operating results.

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

Shareholders approved an equity incentive plan which provides for the issuance of up to 172,000 additional shares of New DIH Common Stock. Additionally, to the extent registered on a Form S-8, shares of DIH Common Stock granted or issued under our equity incentive plans will, subject to vesting provisions and Rule 144 volume limitations applicable to our “affiliates,” be available for sale in the open market immediately upon registration. Further, as of March 31, 2025, there were 1,019,472 shares of DIH Common Stock underlying issued and outstanding warrants, which if exercised, could decrease the net tangible book value of our DIH Common Stock and cause dilution to our existing stockholders. Sales of a substantial number of the above-mentioned shares of DIH Common Stock in the public market could result in a significant decrease in the market price of the DIH Common Stock and have a material adverse effect on your investment.

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

Additionally, DIH is a “smaller reporting company” as defined in Item 10(f) of Regulation S-K, which allows us to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we may continue to use reduced compensation disclosure obligations, and we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of our shares held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceeds $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year). For the year ended March 31, 2025, DIH recorded revenue of approximately $63 million.

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

We identified a material weakness in our internal control over financial reporting due to (i) the insufficiency of technical accounting resources with an appropriate level of technical knowledge and ability to properly prepare and review financial information for timely and accurate filings in accordance with US GAAP (ii) adequate staffing within our information technology (“IT”) department to properly demonstrate general IT review and monitoring controls over the IT environment and (iii) controls over management override and monitoring of the effectiveness of such controls.

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

Item 2. Properties.

Our executive offices are located at 77 Accord Drive, Suite D-1 Norwell, MA. We do not own any properties, instead we lease properties to meet our needs. Currently, we have one main R&D and Operational campus that we lease for Hocoma Medical operation in Switzerland. The leased property is located at Industriestrasse 4 in 8604 Volketswil. Beside the main campuses, we also lease five commercial offices space at the following locations to house the regional Sales & Marketing, Clinical Application & Training, Technical Services, Finance, Logistics, Administration and other local market support functions.

■	DIH Technology Inc. leases commercial office for American team at 77 Accord Park Dr., Suite D-1, Norwell, MA 02061, United States
■	DIH Technology d.o.o leases commercial office for EMEA Indirect sales team at Letališka 29a, 1000 Ljubljana, Slovenia
■	DIH GmbH leases commercial office for the Direct Sales team in DACH region, at Robert- Perthel- Str. 3, 50739 Köln, Germany
■	DIH Pte Ltd leases commercial office for APAC team at 67 Ubi Avenue 1, #06-17 Starhub Green, Singapore 408942
■	DIH SpA leases commercial office for LATAM team at Pdte. Kennedy Lateral 5488, Oficina 1402; Vitacura, Santiago, Chile

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

Holders of Record

As of the date of October 10, 2025, there were 78 holders of record of our Common Stock, and 21 holders of record of our Public Warrants.

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

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF DIH

The following discussion and analysis should be read together with the historical audited annual consolidated financial statements and related notes that are included elsewhere in this Form 10-K. The following discussion may contain forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly in sections therein entitled “Cautionary Note Concerning Forward Looking Statements” and “Risk Factors”.

Our fiscal year ends on March 31. “Fiscal 2025” and “fiscal 2024” refer to the year ended March 31, 2025 and 2024, respectively.

Overview

DIH is a global solution provider in blending innovative robotic and interactive visual-stimulation technologies with clinical integration and insights. DIH has a focused portfolio of rehabilitation solutions, which includes both technology and products designed for the hospital, clinic, and research markets.

In fiscal 2025, DIH generated revenue of $62.9 million compared to $64.5 million in fiscal 2024. The decrease was primarily due to a change in product mix, where many customers purchased a similar number of devices but with a lower average sales price than the prior year mix.

DIH’s net loss for fiscal 2025 was $8.7 million, compared to $8.4 million in fiscal 2024, an increase of $0.3 million. The change in net loss was driven by the following key factors:

●	Gross profit increased $2.4 million because we implemented a 10% price increase in fiscal year 2024 for sales orders received after the implementation date and, together with lower cost of sales, improved gross margin in fiscal 2025.
●	Operating expenses excluding impairment of long-lived assets increased $4.7 million due to higher professional and personnel costs associated with becoming a public company and establishing required processes and controls even though Fiscal 2025 did not include Business Combination transaction costs that incurred in fiscal 2024.
●	Impairment of long-lived assets of $2.2 million was recorded in the fourth quarter of fiscal 2025 related to the discontinuation of the SafeGait product and HocoNet-related software.
●	Other expense, net improved $3.3 million because fiscal 2024 included a non-cash advisory fee of $3.5 million settled in 28,000 shares of common stock that did not recur in fiscal 2025
●	Income taxes were favorable by $0.8 million year over year.

Recent Developments

During fiscal 2025 and through the date this annual report on Form 10-K was issued, we executed several capital transactions and received multiple Nasdaq notices that materially affect liquidity.

Reverse Stock Split

On October 17, 2025, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our certificate of incorporation which effected a one-for-twenty-five reverse stock split of all of our outstanding Common Stock. As a result of the Reverse Stock Split, every twenty-five (25) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on October 20, 2025. The Reverse Stock Split did not affect the total number of shares of capital stock that the Company is authorized to issue, which remain as set forth pursuant to the Certificate of Incorporation.

All share and per share data in this Annual Report on Form 10-K have been adjusted for all periods presented to reflect the Reverse Stock Split.

Issuance of Convertible Debt

On June 6, 2024, we issued $3.3 million principal amount of 8% original-issue-discount senior secured convertible debentures with monthly redemptions beginning November 1, 2024 and five-year warrants initially exercisable for 13,200 shares at $125.00 per share; the debentures are secured by substantially all domestic assets and guaranteed by domestic subsidiaries.

On March 20, 2025, the investor exercised its additional investment right and purchased an additional $330,000 principal amount of debentures and related warrants on terms derived from the June 2024 transaction; these additional debentures are convertible at $7.97 per share. In connection with this issuance, we issued warrants exercisable for 41,431 shares at an exercise price of $7.97 per share. As a result of this additional issuance, the conversion price of the remaining convertible amount under the Original Debentures adjusted to $7.97 per share, and the previously issued warrant exercise price adjusted to $7.97 with the warrant share count increasing to 207,156 pursuant to anti-dilution provisions that adjusts the conversion price and exercise price downward if the Company issues new equity securities at a price lower than the then-effective conversion price.

Subsequent to March 31, 2025, on August 7, 2025 we entered into a Securities Purchase Agreement for $2.2 million principal of additional 8% original-issue-discount senior secured convertible debentures, structured to deliver $1.9 million of total expected net proceeds after estimated offering expenses through four funding tranches. As of the issuance date of this Annual Report on Form 10-K, three tranches totaling $1.4 million have funded; funding of the remaining balance is subject to the conditions described in Note 21 - Subsequent Events to the Consolidated Financial Statements. The debentures carry an initial $6.25 conversion price; beginning October 1, 2025, we must redeem $170,940 monthly, payable cash or, if the equity conditions are satisfied (including, among other things, that a resale registration statement has been filed with, and been declared effective by, the SEC, the Company’s common stock is listed on a trading market, there is no existing event of default under the Debenture), in shares of Common Stock based on a conversion price equal to the lesser of (i) the then Conversion Price and (ii) 90% of the average of the five lowest VWAPs (volume-weighted average prices of our Common Stock on the principal trading market, as reported by Bloomberg) for the 10 consecutive trading days ending on the trading day immediately prior to the applicable Monthly Redemption Date, subject to the limitations set forth in the Debenture. These instruments also trigger anti-dilution adjustments that will reduce the conversion price of the existing convertible notes and warrant exercise prices to $6.25 and increase corresponding underlying share counts pursuant to their terms upon stockholders’ approval.

Issuance of Common Stock and Warrants

On February 3, 2025, we closed an offering of 237,484 Units (“Units”), each consisting of one share of common stock, par value $0.0001 per share, and one Class A warrant to purchase one share of common stock at a public offering price of $19.58 per Unit, for gross proceeds of $4.6 million. The Units have no stand-alone rights and will not be certified or issued as stand-alone securities. Each Class A warrant was immediately exercisable for one share of common stock at an exercise price of $19.58 per share (100% of the public offering price per Unit) and will expire on the fifth anniversary of the original issuance date. The offering resulted in net proceeds of approximately $3.9 million, after deducting placement agent fees and estimated offering expenses payable by the Company.

Impact of Tariffs

The U.S. tariffs initially announced in April 2025, which continue to evolve, and other countries’ potential retaliatory tariffs may have a significant adverse impact to our results of operations and cash flows. We continue to evaluate the impact of these tariffs on our business and are taking steps to implement mitigating actions, including accelerating production and shipments into the U.S. during the period of delayed application of the reciprocal tariffs, negotiations with our customers, and potential price increases. However, the duration and scope of the tariffs are difficult to predict, we may not be able to fully offset the impact through our mitigation efforts.

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

Nasdaq Notifications and Listing Status

Through the date this Annual Report on Form 10-K is filed, DIH has received Nasdaq deficiency notices for failure to satisfy the Market Value of Listed Securities, the Market Value of Publicly Held Shares, and the $1.00 minimum bid-price standards, and for delinquent periodic reports (Form 10-K and Form 10-Q). On these bases, Nasdaq has notified DIH that its securities are subject to delisting. DIH has requested a hearing before the Nasdaq Hearings Panel and a stay pending the hearing; there is no assurance that continued listing will be granted or that compliance will be regained within any extension period. Delisting risk could reduce trading liquidity and limit or increase the cost of access to capital markets, adversely affecting operating results.

Going Concern and Liquidity

Recurring losses, negative operating cash flows, negative working capital, and debt obligations raise substantial doubt about DIH’s ability to continue as a going concern within one year after the date that these financial statements are issued. Management is pursuing additional financing, utilizing permitted equity-settlement features under existing agreements, and implementing cost-reduction and organizational streamlining. There can be no assurance that these plans will be successfully executed or will be sufficient to alleviate the substantial doubt. Failure to secure near-term capital could require further reductions in operations and would adversely affect operating results.

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

Components of Results of Operations

Revenue

DIH generates revenue from the sale of medical rehabilitation devices and technology. DIH’s primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs and group purchasing organizations. Shipping and handling costs charged to customers are included in net sales. Given our current liquidity position and related spending constraints, management does not expect a significant increase in revenue in fiscal 2026.

Cost of Sales

Cost of sales primarily consists of direct materials, supplies, in-bound freight and labor-related costs, including salaries and benefits for our manufacturing personnel, technical support team, our professional consulting personnel and our training teams. Cost of sales also includes allocated overhead costs, including facilities costs, depreciation of manufacturing-related equipment and facilities and other direct costs. Cost of sales varies with production volume and mix; because a portion of overhead is fixed and absorbed into inventory, it will not necessarily track revenue, and lower volumes can reduce absorption and increase cost of sales as a percentage of revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense primarily consists of personnel-related expenses for DIH’s corporate, executive, finance and other administrative functions, as well as expenses for sales and marketing personnel, marketing and exhibition, advertising and promotional activities. It also includes outside professional services, including legal, audit and advisory services, facilities costs, depreciation, amortization, and other administrative expenses. Personnel-related expenses consist of salaries and benefits.

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

Research and Development

Research and development primarily consists of personnel-related research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.

DIH expects research and development costs to increase as it continues to invest in product design and technology to drive the growth of the business.

Impairment of long-lived assets

Impairment of long-lived assets consists of charges recognized when the carrying amounts of capitalized software and other long-lived assets are not recoverable based on expected future cash flows.

During fiscal 2025, the Company recorded impairment charges reflecting the full write-off of capitalized software and product-related assets following management’s decision not to continue their development or commercialization.

Interest Expense

Interest expense primarily consists of interest expense associated with related party notes payable and bank charges.

Other Expense, Net

Other expense, net primarily consists of the non-service components of net periodic defined benefit plan income (costs) and certain non-recurring costs in connection with the Business Combination.

Income Tax Expense (Benefit)

The income tax expense (benefit) consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.

Results of Operations

	Years ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$62,864	$64,473	(1,609)	(2.5)%
Cost of sales	30,650	34,702	(4,052)	(11.7)%
Gross profit	32,214	29,771	2,443	8.2%
Operating expenses:
Selling, general, and administrative expense	29,982	25,776	4,206	16.3%
Research and development	7,096	6,609	487	7.4%
Impairment of long-lived assets	2,160	-	2,160	NM
Total operating expenses	39,238	32,385	6,853	21.2%
Operating loss	(7,024)	(2,614)	(4,410)	168.7%
Other expense:
Interest expense	(317)	(693)	376	54.3%
Other expense, net	(925)	(3,890)	2,965	76.2%
Total other expense	(1,242)	(4,583)	3,341	72.9%
Loss before income taxes	(8,266)	(7,197)	(1,069)	14.9%
Income tax expense	410	1,246	(836)	(67.1)%
Net loss	$(8,676)	$(8,443)	$(233)	2.8%

NM – Not meaningful

Revenue

The following table presents net revenue by major source for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Devices	$49,716	$51,125	$(1,409)	(2.8)%
Services	12,036	11,105	931	8.4%
Other	1,112	2,243	(1,131)	(50.4)%
	$62,864	$64,473	$(1,609)	(2.5)%

The overall decrease between Devices and Other was primarily due to a change in product mix, where many customers purchased a similar number of devices but with a lower average sales price than the prior year mix. This change in mix was offset by a price increase implemented during fiscal year 2024, and effective for devices sold in fiscal year 2025. Services Revenues increased slightly during the year, as the Company continues to focus on expanding its service department in established regions. Overall, as the product mix shifted to smaller and lower priced products, the revenues decreased slightly, year over year.

Changes in foreign currency exchange rates had an unfavorable impact on our revenue for the year ended March 31, 2025, resulting in a decrease of approximately $0.2 million as compared to 2024. This was mainly driven by fluctuations in Euro valuations throughout the period.

Cost of Sales

The cost of devices decreased by $5.3 million, primarily due to the change in product mix, as the devices produced for delivery to customers had a lesser cost basis, and the impact of a lesser inventory reserve recorded in the current fiscal year, as compared to the prior year. The decreased reserve in the current year is the result of a stabilized current inventory on hand, with significantly less identified materials where excess inventory was identified. The decrease in devices costs was offset by an increased cost of services for providing routine and on demand service requests of $1.2 million between periods.

Changes in foreign currency exchange rates had a favorable impact on our cost of sales for the year ended March 31, 2025, resulting in a decrease of approximately $0.2 million. This was mainly driven by fluctuations in Euro valuations throughout the period.

Selling, General and Administrative Expense

The increase was driven by a $1.9 million increase in personnel expenses related to compensation including an increase in performance-based compensation, merit increases to salaries, and additions in headcount as well as a $0.6 million increase in stock compensation. In addition, there was a $1.1 million increase due to impairment of related party receivable in the year ended March 31, 2025 due to a settlement of related party balances. The provision for credit losses reflected a $0.3 million release in fiscal 2025 compared to a $1.0 million release in fiscal 2024, resulting in a $0.7 million increase in total expense in the year ended March 31, 2025.

Research and Development

The increase was primarily due to a $0.5 million increase in software costs in the year ended March 31, 2025.

Impairment of long-lived assets

During the fourth quarter of fiscal year 2025, we discontinued the development and commercialization of the SafeGait product, resulting in an impairment loss of $0.6 million. We also ceased further development of capitalized software related to the HocoNet platform, resulting in an additional impairment loss of $1.5 million. There were no such impairments recognized during fiscal year 2024.

Interest Expense

The decrease in interest expense for the periods presented was primarily driven by lower bank charges, while interest on Related Party Notes remained consistent.

Other Expense, Net

The prior year amount included a nonrecurring $3.5 million financial advisory fee, which was settled through the issuance of 28,000 shares of Common Stock in connection with the closing of the Business Combination. In addition, the Company recognized foreign exchange income of $0.6 million in fiscal year 2025, compared to a foreign exchange loss of $0.4 million in the year ended March 31, 2024. The decrease in other expense, net was partially offset by a $1.5 million increase in expense due to change in the fair value of the convertible note and warrants.

Income Tax Expense

For the year ended March 31, 2025, we recorded an income tax expense of $0.4 million compared to income tax expense of $1.2 million for the year ended March 31, 2024, a decrease of $0.8 million, primarily driven by pre-tax book income in certain jurisdictions while the benefit from pre-tax losses in other jurisdiction may not be realizable and the change in the tax penalty accrual.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $1.9 million and have a history of incurring losses. Our historical operating losses resulted in an accumulated deficit of $43.9 million as of March 31, 2025. For the year ended March 31, 2024, results reflected elevated costs associated with becoming a publicly traded company and establishing public-company processes and controls. For the year ended March 31, 2025, we reported negative cash flows from operating activities and operating results affected by liquidity constraints and tariff- and import-related factors that delayed customer order confirmations and product deliveries, together with ongoing compliance cost. During the year ended March 31, 2025, we had negative cash flows from operating activities of $4.1 million and operating loss of $7.0 million.

As of March 31, 2025, we had $2.3 million of principal outstanding under senior secured convertible debentures ($2.0 million on the June 7, 2024 debentures and $0.3 million on the March 20, 2025 debenture). On June 6, 2024, we issued $3.3 million of 8% original-issue-discount senior secured convertible debentures due December 7, 2025 and warrants initially exercisable for 13,200 shares at $125 per share, resulting in net proceeds of approximately $2.8 million after offering expenses. The June 2024 debentures require fixed monthly redemptions of $0.2 million beginning November 1, 2024. During fiscal 2025 we issued 58,399 shares to redeem $1.3 million of the principal amount. On March 20, 2025, the investor exercised an additional investment right and purchased $0.3 million of additional debentures convertible at $7.97 per share, with monthly redemptions beginning August 1, 2025, and we issued warrants for 41,431 shares at an exercise price of $7.97. In connection with that issuance, the conversion price on the remaining principal of the June 2024 debentures reset to $7.97, and the June 2024 warrant exercise price reset to $7.97 with the warrant share count increasing from 13,200 to 207,156 under anti-dilution provisions. On August 7, 2025, we entered into a Securities Purchase Agreement providing for the issuance of $2.2 million principal amount of additional 8% original-issue-discount senior secured convertible debentures with an initial conversion price of $6.25 per share, together with warrants to purchase 355,556 shares at $6.25 per share. The debentures are structured to deliver $1.9 million of total net proceeds through four funding tranches; as of the issuance date of this Annual Report on Form 10-K, $1.4 million has funded under the first three tranches. The remaining $0.5 million is expected to fund as described in Note 21 — Subsequent Events. Under the anti-dilution provisions in our existing instruments, the conversion price of the existing convertible note and warrant exercise prices will reset to $6.25 and the related underlying share counts will increase when determined in accordance with their terms upon stockholders’ approval. All debentures are senior secured by a first-priority lien on substantially all of our domestic assets and are guaranteed by our domestic subsidiaries. The debentures also provide a maturity-extension option: if no event of default exists and at least 33% of principal has been repaid or converted, we may extend the maturity by six months upon payment of six months’ interest.

In connection with the transfer of Hocoma AG’s business and assets to DIH, we incurred three related party notes payable to Hocoma AG. The three Related Party Notes amounting to $10.5 million, $7.8 million and $1.6 million reflect transferring the assets, equity ownership in subsidiaries and IP rights Hocoma AG held to Legacy DIH. Each of the Related Party Notes Payable is due on June 30, 2026 with interest rate of 1.25% per annum. We made periodic payment on Related Party Notes payable with proceeds from its operations. The remaining balance on the Related Party Notes payable was $8.6 million as of March 31, 2025.

In February 2025, we closed an offering of 237,484 Units (“Units”), each consisting of one share of common stock, par value $0.0001 per share, and one Class A warrant to purchase one share of common stock at a public offering price of $19.58 per Unit, for gross proceeds of $4.6 million, or net proceeds of $3.9 million after deducting placement agent fees and estimated offering expenses payable by us.

During the year ended March 31, 2025 and through the date of issuance of these financial statements, the Company received multiple deficiency notices from NASDAQ and received corresponding delisting notices for failure to meet the listing requirements. The Company requested a hearing which was held on October 16, 2025 with the Nasdaq Hearings Panel to present its compliance plan and request additional time to regain compliance.  There can be no assurance the Panel will grant the extension or that the Company will evidence compliance within any extension period granted.

In addition, changes in U.S. and other governmental tariff and trade policies announced or extended during 2025 could increase component costs, lengthen lead times, and raise working-capital needs. We are pursuing mitigation actions—supplier negotiations, shipment timing, and selective price adjustments—but may not fully offset the impact.

These recurring losses, negative operating cash flows and negative working capital, together with the financing obligations described above, raise substantial doubt about our ability to continue as a going concern within one year after the issuance of these financial statements. Our ability to continue as a going concern is dependent upon our ability to raise additional funding. Our plans include pursuing additional public or private equity and debt financings, utilizing permitted equity-settlement features in existing debenture agreements for certain redemptions and interest, and continuing initiatives to streamline our organization and cost structure while seeking to improve future revenue growth. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if we are unable to raise sufficient additional capital in the very near term, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

Our other material contractual operating cash commitments at March 31, 2025 relate to leases and employee benefit plans. DIH’s employee benefit plans are discussed further in Note 15 of the Notes to Annual Consolidated Financial Statements. DIH’s lease obligations and future payments are discussed further in Note 18 of the Notes to Annual Consolidated Financial Statements.

Cash Flows

The following table summarizes DIH’s cash flow activities for the periods presented:

	Year ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(4,144)	$5,192
Net cash used in investing activities	(536)	(202)
Net cash provided by (used in) financing activities	3,393	(4,945)
Effect of currency translation on cash and cash equivalents	1	5
Net (decrease) increase in cash and cash equivalents	$(1,286)	$50

Net Cash (Used in) Provided by Operating Activities

The decrease in net cash (used in) provided by operating activities of $(9.3) million was primarily driven by:

●	Although net loss increased by $0.2 million, the impact of net loss reconciling items was $3.6 million higher, resulting in $3.4 million more cash provided from earnings items compared with the prior year. The non-cash change primarily reflected impairment of related party receivable, higher provisions for credit losses, higher amortization of capitalized software placed into service, impairments of long-lived assets, and fair-value changes on convertible notes and warrants, partially offset by the absence of the prior-year $3.5 million equity success fee.

●	However, this improvement was more than offset by an $12.7 million net outflow from changes in working capital the year ended March 31, 2025. The outflow reflected a $8.1 million decrease in customer advances due to the timing of order intake and related prepayments, a $6.0 million decrease in related-party balances due to the timing of purchases from the Motek Group, and a $5.4 million net outflow across receivables, payables and other liabilities. This outflow reflects the timing of cash collections from receivables, and the timing of payments to vendors and for other liabilities, which was impacted by liquidity constraints during the period.

These decreases were partially offset a $3.0 million increase in cash flow due to inventory movement due to production planning and shipment schedules, a $3.1 million increase in deferred revenue due to the timing of delivery, installation and extended warranty service contracts, and a $1.3 million increase in accrued employee compensation due to timing of payout.

Net Cash Used in by Investing Activities

Net cash used in investing activities increased by $0.3 million for the year ended March 31, 2025, primarily due to increased purchases of demonstration goods, property and equipment compared to the year ended 2024.

Net Cash Provided by (Used in) Financing Activities

The increase in net cash provided by financing activities was primarily driven by $3.9 million in proceeds from an equity offering and $3.1 million from convertible note financing, both of which occurred during 2025. Additionally, there was a $2.7 million decrease in payments on related party notes payable. These increases were partially offset by a $0.5 million redemption of convertible notes in 2025 and the impact of $0.9 million in proceeds received in fiscal year 2024 in connection with the closing of the Business Combination, which did not repeat in fiscal year 2025.

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

The actuarial assumptions used for the defined benefit plans are based on the economic conditions prevailing in the jurisdiction in which they are offered. Changes in the defined benefit obligation are most sensitive to changes in the discount rate. The discount rate is based on the yield of high-quality corporate bonds quoted in an active market in the currency of the respective plan. A decrease in the discount curve increases the defined benefit obligation. DIH regularly reviews the actuarial assumptions used in calculating the defined benefit obligation to determine their continuing relevance. We utilized weighted discount rates of 1.50% and 2.10% for our pension plan expenses for fiscal 2025 and fiscal 2024, respectively.

Sensitivity to changes in the discount rate used in the calculation of our pension plan liabilities is illustrated below (dollars in millions).

	Percentage Point Change	Projected Benefit Obligation (Decrease) Increase	Service Cost (Decrease) Increase
Discount rate	+/-1.00%	$(1.7)/2.3	$(0.1)/0.3

Convertible Note and Warrants

DIH has elected to measure the Convertible Note using the fair value option under ASC 825. The fair value of the Convertible Note is remeasured at each reporting date using a binomial lattice model. This model incorporates transaction details such as stock price, contractual terms, conversions scenarios, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated yield. We regularly reassess our estimates and assumptions as new information becomes available. Any changes in these estimates are reflected in our financial statements in the period in which they occur. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.

We account warrants issued in connection with the convertible note issuance as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance ASC 480, Distinguishing Liabilities from Equity (“Topic 480”) and ASC 815, Derivatives and Hedging (“Topic 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to Topic 480, meet the definition of a liability pursuant to Topic 480, and whether the warrants meet all of the requirements for equity classification under Topic 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations.

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

Refer to Note 16 of the Notes to Annual Consolidated Financial Statements for further discussion regarding DIH’s income taxes.

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

New Accounting Standards Not Yet Adopted

Other than the recent accounting pronouncements disclosed in DIH’s Annual Consolidated Financial Statements included elsewhere herein, there have been no new accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2025 that are significant or potentially significant to DIH.

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

Stockholders and Board of Directors

DIH Holding US, Inc.

Norwell, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DIH Holding US, Inc. (the “Company”) as of March 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the reverse stock split, as discussed in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

San Francisco, California

October 20, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

DIH Holding US, Inc.

Norwell, MA

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustment for the 2025 reverse share split discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets of DIH Holding US, Inc. (the “Company”) as of March 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) (the 2024 financial statements before the effects of the retrospective adjustment discussed in Note 1 to the financial statements are not presented herein). In our opinion, before the effects of the retrospective adjustment for the 2025 reverse share split discussed in Note 1 to the consolidated financial statements, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustment for the 2025 reverse share split discussed in Note 1 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustment is appropriate and has been properly applied. This retrospective adjustment was audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We began serving as the Company’s auditor in 2022. In 2024 we became the predecessor auditor.

DIH HOLDING US, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,939	$3,225
Accounts receivable, net of allowances of $161 and $667, respectively	3,249	5,197
Inventories	7,048	7,830
Due from related party	3,468	5,688
Other current assets	5,461	5,116
Total current assets	21,165	27,056
Property, and equipment, net	553	530
Capitalized software, net	—	2,131
Other intangible assets, net	—	380
Operating lease, right-of-use assets, net	3,802	4,466
Other tax assets	131	267
Other assets	1,101	905
Total assets	$26,752	$35,735
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,356	$4,305
Due to related party	7,919	10,192
Advance payments from customers	6,814	10,562
Current portion of deferred revenue	8,045	5,211
Employee compensation	3,341	2,664
Current maturities of convertible debt, at fair value	2,214	—
Current portion of operating lease	904	1,572
Manufacturing warranty obligation	544	513
Accrued expenses and other current liabilities ($1,048 and $0, respectively measured at fair value)	9,720	9,935
Total current liabilities	42,857	44,954
Notes payable - related party	8,601	11,457
Non-current deferred revenue	4,809	4,670
Long-term operating lease	2,931	2,917
Convertible debt, net of current maturities, at fair value	241	—
Deferred tax liabilities	221	112
Other non-current liabilities	4,227	4,171
Total liabilities	63,887	68,281
Commitments and contingencies (Note 17)
Stockholders’ Deficit:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,690,356 shares issued and outstanding at March 31, 2025; 1,381,797 shares issued and outstanding at March 31, 2024	—	—
Additional paid-in-capital	5,274	2,616
Accumulated deficit	(43,888)	(35,212)
Accumulated other comprehensive income (loss)	1,479	50
Total stockholders’ deficit	(37,135)	(32,546)
Total liabilities and stockholders’ deficit	$26,752	$35,735

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended March 31,
	2025	2024
Revenue	$62,864	$64,473
Cost of sales	30,650	34,702
Gross profit	32,214	29,771
Operating expenses:
Selling, general, and administrative expense	29,982	25,776
Research and development	7,096	6,609
Impairment of long-lived assets	2,160	—
Total operating expenses	39,238	32,385
Operating loss	(7,024)	(2,614)
Other expense, net:
Interest expense	(317)	(693)
Other expense, net	(925)	(3,890)
Total other expense, net	(1,242)	(4,583)
Loss before income taxes	(8,266)	(7,197)
Income tax expense	410	1,246
Net loss	$(8,676)	$(8,443)

Net loss per share, basic and diluted	$(6.07)	$(8.00)
Weighted average common shares outstanding, basic and diluted	1,430,197	1,055,288

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended March 31,
	2025	2024
Net loss	$(8,676)	$(8,443)
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,300)	1,455
Pension liability adjustments	(487)	(1,116)
Other comprehensive (loss) income	(1,787)	339
Comprehensive loss	$(10,463)	$(8,104)

See accompanying notes to the consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,676)	$(8,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	842	302
Provision for credit losses on accounts receivable	(264)	(1,016)
Impairment of related-party receivables	1,111	—
Impairment of long-lived assets	2,160	—
Inventory write-offs and adjustments	973	617
Noncash business combination expense	—	3,514
Stock compensation	450	—
Pension contribution	(653)	(530)
Pension expense	(69)	(75)
Change in fair value of convertible debt and warrant liability	1,478	—
Foreign exchange (gain) loss	(604)	376
Noncash lease expense	1,747	1,590
Noncash interest expense	17	28
Change in manufacturing warranty obligation estimate	—	(626)
Deferred and other noncash income tax expense (income)	261	(304)
Changes in operating assets and liabilities:
Accounts receivable, net	2,204	1,853
Inventories	(242)	(3,259)
Due from related party	(768)	1,018
Due to related party	(849)	3,337
Other assets	(665)	(229)
Operating lease liabilities	(1,738)	(1,782)
Accounts payable	(920)	2,920
Employee compensation	701	(551)
Other liabilities	362	970
Deferred revenue	3,005	(90)
Manufacturing warranty obligation	34	163
Advance payments from customers	(3,767)	4,338
Accrued expense and other current liabilities	(274)	1,071
Net cash (used in) provided by operating activities	(4,144)	5,192
Cash flows from investing activities:
Purchases of property and equipment	(536)	(202)
Net cash used in investing activities	(536)	(202)
Cash flows from financing activities:
Proceeds from reverse recapitalization	—	899
Proceeds from issuance of common stock and warrants, net of issuance costs	3,911	—
Proceeds from issuance of convertible debt, net of issuance costs	3,109	—
Payments on convertible debt	(471)	—
Payments on related party notes payable	(3,156)	(5,844)
Net cash provided by (used in) financing activities	3,393	(4,945)
Effect of currency translation on cash and cash equivalents	1	5
Net (decrease) increase in cash and cash equivalents	(1,286)	50
Cash and cash equivalents - beginning of period	3,225	3,175
Cash and cash equivalents - end of period	$1,939	$3,225
Supplemental disclosure of cash flow information:
Interest paid	$298	$665
Income tax paid	$25	$—
Supplemental disclosure of non-cash activity:
Redemption of convertible note in common stock	$803	$—
Settlement of related party receivables and payables	$1,455	$—
Out of period adjustment related to reverse recapitalization (Note 2)	$710	$—
Accounts payable settled through escrow account upon reverse recapitalization	$—	$1,439

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Years Ended March 31,
	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Equity
	Shares(1)	Amount	In Capital	Deficit	Income (Loss)	(Deficit)
Balance, March 31, 2023	1,000,000	$—	$(1,896)	$(26,769)	$(289)	$(28,954)
Net loss	—	—	—	(8,443)	—	(8,443)
Issuance of common stock upon reverse capitalization	381,797	—	4,512	—	—	4,512
Other comprehensive income	—	—	—	—	339	339
Balance, March 31, 2024	1,381,797	$—	$2,616	$(35,212)	$50	$(32,546)
Net loss	—	—	—	(8,676)	—	(8,676)
Issuance of common stock and warrants, net of issuance costs	237,484	—	3,911	—	—	3,911
Issuance of common stock upon redemption of convertible note	58,399	—	803	—	—	803
Stock Compensation	12,676	—	450	—	—	450
Out of period adjustment related to equity classification error (Note 2)	—	—	(3,216)	—	3,216	—
Out of period adjustment related to reverse recapitalization (Note 2)	—	—	710	—	—	710
Other comprehensive loss	—	—	—	—	(1,787)	(1,787)
Balance, March 31, 2025	1,690,356	$—	$5,274	$(43,888)	$1,479	$(37,135)

(1)	.	All outstanding share and per-share amounts have been restated to reflect the reverse recapitalization as established in the Business Combination Agreement as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DIH HOLDING US, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

Description of Business

DIH Holding US, Inc., a Delaware corporation, and its consolidated subsidiaries, is a global provider of advanced robotic devices used in physical rehabilitation, which incorporate visual stimulation in an interactive manner to enable clinical research and intensive functional rehabilitation and training in patients with walking impairments, reduced balance and/or impaired arm and hand functions. The Company’s fiscal year ends on March 31.

Merger / Business Combination with Aurora Tech Acquisition Corp.

On February 7, 2024 (the “Closing Date”), Aurora Technology Acquisition Corp. a Cayman Island exempted company which migrated and domesticated as a Delaware corporation, (“ATAK”), Aurora Technology Merger Sub (“Merger Sub”) and DIH Holding US, Inc., a Nevada corporation (“Legacy DIH” or “DIH Nevada”) consummated a previously announced business combination (“Closing”) pursuant to a business combination agreement dated as of February 26, 2023 (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”) following the receipt of the required approval by ATAK’s and DIH Nevada’s shareholders and the fulfillment or waiver of other customary closing conditions.

Upon closing of the Business Combination, Legacy DIH received cash held in trust account of $899 thousand. Legacy DIH historically existed and functioned as part of the business of DIH Technology Ltd. (“DIH Cayman”). Upon the closing of the Business Combination, the Company owns 100% of DIH Nevada, which owns 100% of DIH US Corp. DIH US Corp owns five commercial entities located in the USA, Chile, Slovenia, Germany, and Singapore. Additionally, the Company owns 100% of Hocoma Medical GmbH, which contains the net operating assets used in the manufacturing process of the Company’s products. These assets were transferred from Hocoma AG, a related party, as of July 1, 2021. The intellectual property (“IP”) of Hocoma AG was transferred to the commercial entity located in the USA. The legal entities of Hocoma AG and Motekforce Link BV and its subsidiaries (“Motek Group”) remained with DIH Cayman and were excluded from the Consolidated Financial Statements. The Company agreed to use its best efforts to complete the reorganization as defined in the Business Combination Agreement as soon as possible thereafter. The reorganization has not been completed as of the date these financial statements were issued.

In connection with the Closing of the Business Combination, (a) ATAK migrated and changed its domestication to become a Delaware corporation and changed its name to “DIH Holding US, Inc.” (b) each issued and outstanding ATAK Class A Ordinary Share was converted, on a one-for-one basis, into one share of DIH Class A Common Stock; (c) each issued and outstanding Class B Ordinary Share was converted, on a one-for-one basis, into one share of Domesticated Class B Common Stock; (d) each issued and outstanding ATAK Public Warrant, ATAK Private Warrant and ATAK Right was converted, on a one-for-one basis, into a DIH Public Warrant, DIH Private Warrant and DIH Right, respectively; and (e) the governing documents of ATAK were replaced by governing documents for the Delaware corporation. The Amended and Restated Certificate of Incorporation authorizes one class of common stock as Class A Common Stock (“Common Stock”).

On the Closing date, (a) Stockholders of Legacy DIH received $250,000,000 in aggregate consideration (the “Aggregate Base Consideration”) in the form of newly-issued shares of DIH Common Stock, calculated based on a price of $250.00 per share; (b) DIH’s financial advisor received 28,000 shares of DIH Common Stock valued at the closing price of $125.50 as payment for the financial advisory fee due to it; (c) the 808,000 outstanding DIH Rights were converted into 80,800 shares of DIH Common Stock; (d) each outstanding share of DIH Class B Common Stock was converted into a share of DIH Common Stock. (e) in connection with the closing of the Business combination, additional 21,312 shares were issued to various ATAK service providers, including ATAK’s underwriter, for services rendered in related to the transaction. The shares were issued as partial payments to those providers, whereas certain service providers forewent all or partial receipt of Common Stock.

In addition to the Aggregate Base Consideration, Legacy DIH stockholders as of the effective date of the merger may be entitled to receive up to 240,000 Earnout Shares, as additional consideration upon satisfaction of the following milestones, during the period beginning on the Closing Date and expiring on the fifth anniversary of the closing date (the “Earnout Period”):

●	40,000 Earnout Shares if the volume-weighted average price (“VWAP”) of DIH Common Stock is equal to or exceeds $300.00 for any 20 trading days during the Earnout Period;

●	53,333 Earnout Shares if the VWAP of DIH Common Stock is equal to or exceeds $337.5 for any 20 trading days during the Earnout Period;

●	66,667 Earnout Shares if the VWAP of DIH Common Stock is equal to or exceeds $375.00 for any 20 trading days during the Earnout Period; and

●	80,000 Earnout Shares if the VWAP of DIH Common Stock is equal to or exceeds $412.50 for any 20 trading days during the Earnout Period.

The Earnout Founder Shares are accounted for as equity-classified instruments and recorded in additional paid-in capital as part of the Business Combination.

On February 8, 2024, the Company entered into a subscription agreement with OrbiMed, an existing shareholder of DIH Cayman. Pursuant to the agreement, the Company will issue 6,000 shares of its Class A common stock, par value $0.0001 per share (“Common Stock”) at a purchase price of $250.00 per share for aggregate purchase price of $1.5 million together with warrants to purchase an additional 12,000 shares of Common Stock with an exercise price of $250.00. The transaction has not closed as of the date the financial statements were issued.

The Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, ATAK was treated as the acquired company and Legacy DIH was treated as the acquirer for financial reporting purposes. The net assets of ATAK were stated at carrying value, with no goodwill or other intangible assets recorded. The consolidated and combined assets, liabilities and results of operations prior to the Business Combination are those of Legacy DIH and the assets, liabilities and results of operations of ATAK were consolidated with Legacy DIH beginning on the Closing Date. The shares and net loss per common share prior to the Business Combination have been retrospectively restated as shares reflecting the 1.0 million shares issued to the Legacy DIH shareholders pursuant to the Business Combination Agreement. Legacy DIH was determined to be the accounting acquirer based on evaluation of the following facts and circumstance:

●	Legacy DIH’s existing stockholders have the largest voting interest in the Company;

●	Legacy DIH’s executive management makes up the management of the Company;

●	Legacy DIH nominated a majority of the initial members of the Company’s board of Directors;

●	the post-combination company assumed the name “DIH Holding US, Inc.”; and

●	Legacy DIH is the larger entity based on historical operating activity and employee base.

Reverse Stock Split

On October 17, 2025, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation which effected a one-for-twenty-five reverse stock split of all of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share. Authorized shares and the par value were not adjusted for the reverse stock split (see Note 21 — Subsequent Events). All share and per share data have been adjusted for all periods presented to reflect the Reverse Stock Split.

In connection with the reverse stock split, the conversion price of our outstanding convertible debentures and the exercise price of the warrants issued with such debentures were adjusted proportionally, pursuant to a specific anti-dilution provision within the governing agreement that protects holders from the dilutive effects of a reverse stock split. Additionally, the terms of other outstanding securities, including other warrants and contingent earn-out share arrangements, were also adjusted to reflect the reverse stock split in accordance with their respective agreements.

Liquidity and Going Concern

The Company is required each reporting period to evaluate whether there is substantial doubt regarding its ability to continue as a going concern. The accompanying consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments that might be necessary if it is unable to continue as a going concern.

As of March 31, 2025, the Company had $1.9 million of cash and cash equivalents. The Company’s net losses began in 2020 and continued through the year ended March 31, 2025. The Company’s historical operating losses resulted in an accumulated deficit of $43.9 million as of March 31, 2025. For the year ended March 31, 2024, results reflected elevated costs associated with becoming a publicly traded company and establishing public company processes and controls. For the year ended March 31, 2025, the Company reported negative cash flows from operating activities and operating results affected by liquidity constraints and tariff- and import-related factors that delayed customer order confirmations and product deliveries, together with ongoing compliance costs.

During fiscal 2025, the Company issued senior secured convertible debentures with net proceeds of $2.8 million in June 2024 and an additional $0.3 million in March 2025 in net proceeds (see Note 12 — Convertible Debt and Warrant). The Company also completed a registered public unit offering in February 2025 that provided approximately $3.9 million in net proceeds (see Note 13 — Stockholders’ Equity). Subsequent to year-end, on August 7, 2025, the Company entered into securities purchase agreements providing for the issuance of senior secured convertible debentures with aggregate principal of $2.2 million and accompanying warrants; as of the issuance of this Annual Report, $1.4 million of the expected $1.9 million net proceeds had been funded, with the remaining $0.5 million subject to specified conditions (see Note 21 — Subsequent Events).

The Company has three notes payable to a related party which are included in “Notes payable - related party”. Each note is due on June 30, 2026 with an interest rate of 1.25% per annum as further discussed in Note 14 to the Consolidated Financial Statements.

During the year ended March 31, 2025 and through the date of issuance of these financial statements, the Company received multiple deficiency notices from the NASDAQ and received corresponding delisting notices for failure to meet the listing requirements. The Company requested a hearing which was held on October 16, 2025 with Nasdaq Hearings Panel to present its compliance plan and request additional time to regain compliance.  There can be no assurance the Panel will grant the extension or that the Company will evidence compliance within any extension period granted.

These recurring losses, negative operating cash flows and negative working capital, together with the financing obligations described above, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans include pursuing additional public or private equity and debt financings, utilizing permitted equity-settlement features in existing debenture agreements for certain redemptions and interest, and continuing initiatives to streamline the organization and cost structure while seeking to improve future revenue growth. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

2.	Summary of Significant Accounting Policies

Basis of Presentation

On February 7, 2024, the Company consummated the Business Combination and became a publicly traded company and its financial statements are presented on a consolidated basis in conformity with U.S. GAAP. As of March 31, 2025 and 2024, DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”). Transactions with DIH Cayman, DIH Hong Kong and its subsidiaries are disclosed as related party transactions in Note 14.

All intercompany balances, transactions and profits are eliminated in consolidation.

Foreign Currency Reporting

The functional currency for the Company’s non-U.S. subsidiaries is their local currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for each respective reporting period. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive loss.

Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Foreign currency gains and losses arising primarily from changes in exchange rates on foreign currency denominated intercompany transactions and balances between foreign locations are recorded in the consolidated statements of operations. Realized and unrealized gains (losses) resulting from transactions conducted in foreign currencies for the years ended March 31, 2025 and 2024 were $536 thousand and $(376) thousand, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying consolidated financial statements include the useful lives of long-lived assets, inventory valuations, warranty obligations, the allocation of transaction price among various performance obligations, valuation of securities, the allowance for credit losses, the fair value of financial assets, convertible notes, actuarial valuation of pensions and realizability of deferred income tax asset or liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with highly-rated financial institutions and limits the amount of credit exposure to any one entity, and at times, such balances with any one institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. We believe we do not have any significant credit risk on our cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers which is limited to the amounts recorded on the consolidated balance sheets. The risk associated with this concentration is mitigated by prepayment arrangements and our ongoing credit-review procedures and letters of credit or payment prior to shipment.

Major customers are defined as those individually comprising more than 10% of our trade accounts receivable or revenues. As of March 31, 2025, one customer represented 11% of total trade accounts receivable. As of March 31, 2024, no customer comprised more than 10% of total trade accounts receivable. For the year ended March 31, 2025, one customer comprised 10% of total revenue. For the year ended March 31, 2024, no customer comprised more than 10% of total revenue.

Revenue Recognition

Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. The Company’s sales are recognized primarily when it transfers control to the customer, which can be on the date of shipment of the product, the date of receipt of the product by the customer or upon completion of any required product installation service depending on the terms of the sales contracts and product shipping terms. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation, based on estimated standalone selling price whereby management maximizes the use of observable standalone selling price. The Company recognizes the related revenue when or as control of each individual performance obligation is transferred to customers. The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. Sales represent the amount of consideration the Company expects to receive from customers in exchange for transferring products and services. Net sales exclude sales tax, value added and other taxes the Company collects from customers and remits to tax authorities. Sales for extended warranties are deferred and recognized as revenue on a straight-line basis over the warranty period. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Payment terms generally range from 100% prepaid at the time of order to net 30 days upon delivery, depending on the region and nature of the transaction.

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

Deferred revenue primarily represents service contracts, including extended warranties that are sold separately, and equipment maintenance, for which consideration is received in advance of when service for the device or equipment is provided. Revenue related to services contracts and equipment maintenance is recognized over the service period as time elapses. Deferred revenue also includes amounts related to equipment that has been shipped but not installed, and where installation has been deemed to be part of the performance obligation. Revenues related to products containing an installation clause are recognized once the item is confirmed installed. See Note 3 for further information on the Company’s deferred revenue balances and remaining performance obligations.

Amounts billed to the customer for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of sales in the period in which revenue is recognized. The Company elects the ASC 606, Revenue from Contracts with Customers practical expedient to account for shipping and handling activities that occur after control of the product transfers to the customer as fulfillment costs rather than as a separate performance obligation. The Company does not adjust the promised amount of consideration for the effects of a significant financing component, if, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less.

The Company exercises judgment in determining the timing of revenue by assessing whether control of the promised goods or services transfers at a point in time or over time. The Company primarily recognizes revenue from sales of products and on-demand services at the point in time. The billing terms for these point in time product contracts generally coincide with delivery to the customer and customer acceptance. When the Company receives customer advances, these are recognized as advance payments from customers in the consolidated balance sheets. The Company recognizes revenue from the sale of certain service contracts over time on a ratable basis consistent with the nature, timing and extent of services, which primarily relate to extended warranties. The billing terms for these contracts vary and can occur in advance of or following the service period of service. The differences between the timing of our revenue recognized and customer billings result in changes to our contract asset or contract liability positions.

Warranties

The Company generally provides assurance-type warranties for its products from manufacturing defects on a limited basis for a period of one year after purchase for which management accrues the estimated cost of those warranties. Additionally, the Company provides for separately negotiated extended warranties that are separately priced for which management provides for these separate performance obligations as deferred revenue and recognizes such revenue ratably for periods ranging from one to four years. During the term of the warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will fix or replace the defective product.

With respect to the assurance-type warranty included with the initial purchase of the product, the Company estimates the costs that it may incur under its warranty programs based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim, and records a liability equal to these estimated costs in cost of sales. The Company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts these amounts as necessary

A reconciliation of the changes in manufacturing warranty obligation is as follows:

(in thousands)	Years Ended March 31,
	2025	2024
Balance as of beginning of period	$513	$973
Current-year provisions	442	1,139
Reductions for settlements	(411)	(973)
Adjustments related to changes in estimates	—	(626)
Balance as of end of period	$544	$513

Cost of Sales

Cost of sales includes costs to manufacture devices, such as materials, labor, depreciation and related overhead, together with expenses to provide technical support and other services, including personnel, travel and other associated expenses, and materials and supplies consumed in delivering those services, as well as outbound freight and handling. Inbound freight and warehousing are included in inventory and recognized in cost of product revenue when the related products are sold

Research and Development

Research and development costs are expensed as incurred. These costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.

Accounts Receivable, net

Accounts receivable, net in the accompanying consolidated balance sheets are presented net of allowances for credit losses. The Company performs evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The standard terms and conditions include provisions of prepayments of up to 100% of the contract value prior to shipping the product to the customer. The Company evaluates the collectability of its accounts receivable based upon several factors, including historical experience, the likelihood of payment from its customers, and any other known specific factors associated with its customers. Allowances are made based upon a specific review of aged invoices as well as a review of the overall quality and age of those invoices not specifically reviewed. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. Uncollectible accounts are written off against the allowance when it is deemed that a customer account is uncollectible. Accounts receivable, net was $3.2 million, $5.2 million and $6.0 million as of March 31, 2025, 2024 and 2023, respectively

The following table presents the allowance for credit loss and the changes therein:

(in thousands)	Years Ended March 31,
	2025	2024
Balance as of beginning of period	$667	1,683
CECL implementation	—	(547)
Recoveries	(301)	(704)
Credit loss expense	38	279
Write-offs	(243)	(44)
Balance as of end of period	$161	$667

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term related party notes payable, accrued expenses and other current liabilities, convertible notes (See Note 12 Convertible Debt and Warrant), warrants (See Note 12 Convertible Debt and Warrant), and accrued employee benefits (See Note 15 Employee Benefit Plans). The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and accrued employee benefits are representative of their respective fair values due to the short-term maturity of these instruments. The Company’s related party notes payable require periodic payments and are scheduled to be fully repaid by June 30, 2026. These notes are classified as noncurrent liabilities in the consolidated balance sheet as of March 31, 2025. The Company’s related party notes payable’s carrying value approximate the fair value due to the remaining duration. The fair value of the related party notes is estimated using Level 2 inputs.

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

The three levels of the valuation hierarchy are defined as follows:

●	Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 – Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors

Inventory costs for manufactured products consist primarily of direct labor and materials (including salary and fringe benefits, raw materials, and supplies) and indirect costs (including allocations of costs from departments that support manufacturing activities and facility allocations). The allocation of fixed production overhead costs is based on actual production levels, to the extent that they are within the range of the facility’s normal capacity. Inventory costs for products purchased for resale or manufactured under contract consist primarily of the purchase cost, freight-in charges, and indirect costs as appropriate.

The Company regularly evaluates its inventory to determine if the costs are appropriately recorded at the lower of cost or market value. Lower of cost or market value write-downs are recorded if the book value exceeds the estimated net realizable value of the inventory, based on recent sales prices at the time of the evaluation.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and depreciated over the useful lives of the assets using the straight- line method except for leasehold improvements which are depreciated over the shorter of the useful life or the lease term. Useful lives by asset category are as follows:

Years
Computer software and hardware	3 years
Machinery and equipment, including demonstration units	5-10 years; 3 to 5 years for demonstration units
Vehicles	5 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Capitalized software, net

Software development costs are capitalized in accordance with ASC 350-40, Internal Use Software Accounting and Capitalization. Software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. Direct costs related to application development activities that are probable to result in additional functionality are capitalized. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software of 3 years from which the expected benefit will be derived.

For software intended for external customers, costs incurred before technological feasibility are expensed as research and development. Costs incurred after technological feasibility and before the product is available for general release to customers are capitalized in accordance with ASC 985-20 Costs of Software to Be Sold, Leased, or Marketed. Capitalized costs are amortized over the estimated product life beginning at general release. Each reporting period the Company evaluates recoverability and reduce the carrying amount to its net realizable value if expected future gross revenues, less costs to complete and distribute, are not sufficient.

Other intangible assets, net

Costs associated with the acquisition of patent and technology related intangibles are capitalized and amortized using the straight-line method over the estimated useful life of 10 years, from which the expected benefit will be derived.

Demonstration Units

The Company utilizes product demonstration units that are used to display the product’s capabilities and demonstrate how it works to potential customers or for other appropriate applications. Demonstration units that management intends to sell in the ordinary course of business are classified as inventory. Demonstration units that management intends to retain for continued use in sales demonstrations or training are classified within property and equipment and presented in machinery and equipment. Units classified within property and equipment are recorded at cost, net of accumulated depreciation, and are depreciated on a straight-line basis over an estimated useful life of three to five years.

Impairment of Long-Lived Assets, including intangible assets

Long-lived assets consist of property and equipment and intangible assets with finite lives, including capitalized software. The Company evaluates the recoverability of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the undiscounted future cash flows expected to be generated by the asset or asset group. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset, while long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

For the year ended March 31, 2025, the Company recorded an impairment loss of $2,160 thousand related to capitalized software and the SafeGait product resulting from the discontinuation of its development and commercialization. For the year ended March 31, 2024, the Company did not record any impairment losses.

Leases

At the commencement of a contract, the Company determines if a contract meets the definition of a lease.  A lease is a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. Leases are classified as operating or finance under Accounting Standards Codification 842, Leases (“ASC 842”) based on the classification criteria, including whether ownership transfers, a purchase option is reasonably certain to be exercised, the lease term represents a major part of the asset’s remaining economic life, the present value of lease payments represents substantially all of the asset’s fair value, or the asset is specialized with no alternative use to the lessor. Right-of-use assets and lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate.

The Company leases office space, vehicles and office equipment under operating leases. The Company has elected several practical expedients permitted under Accounting Standards Codification 842, Leases (“ASC 842”). The Company has elected not to recognize right-of-use assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised.  The Company has elected to account for lease and non-lease components as a single lease component for all of the Company’s leases.

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

Right-of-use assets are evaluated for impairment consistent with the Company’s policy for long-lived assets. No impairments of Right-of-use assets were recorded during the years ended March 31, 2025 or 2024.

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

Public and Private Placement Warrants

The Company assumed 808,000 warrants originally issued in ATAK’s initial public offering (the “Public Warrants”) and 258,800 ATAK Private Placement Warrants. Each two warrants entitles the registered holder to purchase one share of Common Stock at a price of $287.50 per share, subject to adjustment

The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised at the option of the Company. The Private Placement Warrants have terms and provisions that are identical to the Public Warrants except that the Private Placement Warrants holder can exercise their Private Placement Warrants for cash or on a cashless basis when the Company call the warrants for redemption at the option of private placement warrant holders and that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination.

The Company evaluated the Public and Private Placement Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they meet the criteria for equity classification as they are considered to be indexed to the Company’s own stock. Since the Public Warrants and Private Placement Warrants met the criteria for equity classification upon the consummation of the Business Combination, the Company recorded these warrants in additional paid-in capital as part of the Business Combination.

Segment Information

The Company operates in one operating and reportable segment. Operating segments are components for which discrete financial information is available and that are regularly reviewed by the chief operating decision maker (“CODM”), to allocate resources and assess performance. The Chief Executive Officer is the CODM and evaluates performance and allocates resources using net income, together with company-wide revenue by geographic region. Information regularly provided to the CODM and included in that measure consists of the significant expense categories disclosed in Note 19, Segment Information. The measure of segment assets for the Company’s single reportable segment is consolidated assets and is presented on the consolidated balance sheet.

Defined Benefit Plan

The Company sponsors defined a benefit pension plan for certain employees and retirees. The Company recognizes the funded status of its pension plan on the consolidated balance sheets based on the year-end measurements of plan assets and benefit obligations. When the fair value of plan assets is in excess of the plan benefit obligations, the amounts are reported in other current assets and other assets. When the fair value of plan benefit obligations is in excess of plan assets, the amounts are reported in accrued expenses and other long-term liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets.

Net periodic pension benefit cost (income) is recorded in the consolidated statements of operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs (credits) and (gains) losses previously recognized as a component of other comprehensive income (loss) and amortization of the net transition asset remaining in accumulated other comprehensive income (loss). The service cost component of net benefit cost is recorded in selling, general and administrative in the consolidated statements of operations. The other components of net benefit cost are presented separately from service cost within other expense, net in the consolidated statements of operations.

(Gains) losses and prior service costs (credits) are recognized as a component of other comprehensive loss in the consolidated statements of comprehensive loss as they arise. Those (gains) losses and prior service costs (credits) are subsequently recognized as a component of net periodic cost (income) pursuant to the recognition and amortization provisions of applicable accounting guidance. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service costs (credits) represent the cost of benefit changes attributable to prior service granted in plan amendments.

The measurement of benefit obligations and net periodic cost (income) is based on estimates and assumptions approved by the Company’s management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. See Note 14 for further information.

Acquisitions

In conjunction with each acquisition transaction, the Company determines if the acquisition meets the criteria to be accounted for as a business combination set forth in ASC 805, Business Combinations (“ASC 805”). The Company evaluates the acquisition to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.

If the transaction is determined not to be a business combination, it is accounted for as an asset acquisition. For asset acquisitions, the Company allocates the purchase price and other related costs incurred to the assets acquired and liabilities assumed based on their relative fair values.

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

In October 2022, DIH acquired the SafeGait 360 and SafeGait Active smart mobility trainer systems from Gorbel, an innovative United States-based developer and manufacturer of smart material handling and fall protection equipment. The SafeGait acquisition was accounted for as an asset acquisition based on an evaluation of the U.S. GAAP guidance for business combinations. The total cost of the asset acquisition was $0.8 million, of which $0.1 million was paid upon closing. The Company made subsequent payments of $0.2 million in the first quarter of the year ending March 31, 2024. The $0.5 million related to post-closing knowledge transfer was accrued within accrued expenses and other current liabilities in the consolidated balance sheets as of March 31, 2025. The Company determined that the contingent consideration was not subject to derivative accounting. During the fourth quarter ended March 31, 2025, the Company made the decision to discontinue the further development or commercialization of SafeGait product line. Accordingly, the Company recorded an impairment charge of $0.4 million, representing the full carrying amount of the related patent and technology.

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

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense . The Company adjusts these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. Under the Tax Cuts and Jobs Act, the Global Intangible Low-Taxed Income (“GILTI”) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a period cost within income tax expense in the period in which it is incurred or (ii) account for GILTI in a company’s measurement of deferred taxes. The Company elected to account for GILTI as a period cost.

Loss per share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

For periods prior to the closing of the Business Combination, basic and diluted income (loss) per share was calculated based on the 1.0 million shares issued to DIH Nevada’s shareholders at the Closing Date.

Out-of-period adjustment

During the year ending March 31, 2025, the Company recorded out of period adjustments to correct the following errors that were considered immaterial to the current and previously issued financial statements:

Equity reclassification error

During the preparation of the consolidated financial statements for the year ended March 31, 2025, the Company identified an immaterial equity classification error between accumulated other comprehensive income (loss) (“AOCI”) and Additional paid-in capital (“APIC”) that originated in the year ended March 31, 2022 and remained uncorrected through the quarter ended December 31, 2024. The error originated from the transfer of commercial entities from Hocoma AG to Legacy DIH in July 2021, which resulted in AOCI not being reclassified at that time. Accordingly, the Company corrected the presentation by reclassifying approximately $3.2 million from APIC to AOCI in the Consolidated Statements of Stockholders’ Equity and Note 20 Accumulated Other Comprehensive Income (loss).

Reverse recapitalization Adjustment

During the year ended March 31, 2025, the Company recorded an out of period adjustment to reduce accounts payable and increase additional paid in capital in the Consolidated Statements of Stockholders’ Equity related to payments made as part of the reverse recapitalization that were not previously recorded.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and has elected not to opt out of the extended transition period provided for complying with new or revised accounting standards.

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP and simplifies the diluted earnings per share (“EPS”) calculation in certain areas. Under the new guidance there will be no separate accounting for embedded conversion features. It removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The amendments in this update were effective for the Company on April 1, 2024. Adoption of this standard did not have an impact on the Company’s consolidated financial statements as the Company did not have any convertible instruments outstanding prior to adoption.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Update No. 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the Chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss in addition to disclosure of amounts for other segment items and a description of its composition. The Company adopted ASU 2023-07 for the year ended March 31, 2025, applying the guidance retrospectively to all periods presented. Adoption did not change the Company’s reportable segment or the CODM’s measure of segment performance; it resulted in expanded segment disclosures. For additional information see Note 19 of these consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

The Company’s revenues are derived from the sales of medical rehabilitation devices and technology services. The Company’s primary customers include healthcare systems, clinics, third-party healthcare providers, distributors, and other institutions, including governmental healthcare programs.

Disaggregation of Revenue

The Company disaggregates its revenue with customers by category and by geographic region based on customer location, see Note 4 for further information. The following represents the net revenue for the years ended March 31, 2025 and 2024, based on revenue category:

(in thousands)	Years Ended March 31,
	2025	2024
Devices	$49,716	$51,125
Services	12,036	11,105
Other	1,112	2,243
Total revenue, net	$62,864	$64,473

The revenue that is recognized at a point in time was primarily related to the revenues from devices and on demand service. The revenue that is recognized over time was related to revenue from extended warranty services.

Other revenue consists of freight and handling on devices, which are ancillary to the device performance obligation and are recognized at a point in time concurrently with the related device revenue. The following represents the revenue for the years ended March 31, 2025 and 2024, based on timing of recognition:

(in thousands)	Years Ended March 31,
	2025	2024
Point in time	$54,387	$56,983
Over time	8,477	7,490
Total revenue	$62,864	$64,473

Deferred Revenue and Remaining Performance Obligations

Deferred revenue as of March 31, 2025 and 2024 was $12.9 million and $9.9 million, respectively. During the years ended March 31, 2025 and 2024, the Company recognized $5.2 million and $7.4 million of revenue that was included in deferred revenue as of March 31, 2024 and March 31, 2023, respectively. Remaining performance obligations include goods and services that have not yet been delivered or provided under existing customer contracts. As of March 31, 2025 and 2024, the aggregate amount of the contracted revenue allocated to unsatisfied performance obligations with an original duration of one year or more was approximately $7.2 million and $4.7 million, respectively

The following table presents the estimated recognition of deferred revenue as of March 31, 2025, by fiscal year

(in thousands)
Year Ending March 31,	Amount
2026	$8,045
2027	2,329
2028	1,346
Thereafter	1,134
Total	$12,854

Advance Payments From Customers

The Company receives advance payments related to customers from their orders to support the operation of the Company in the production of the goods. The Company recognizes these prepayments as a liability under “Advance payments from customers” on the consolidated balance sheets when they are received. Balances associated with the advance payments are reclassed to deferred revenue upon invoicing and revenue is recognized when performance obligations are fulfilled. Advance payments from customers was $6.8 million and $10.6 million as of March 31, 2025 and 2024, respectively.

4.	Geographical Information

The following represents revenue attributed to geographic regions based on customer location:

(in thousands)	Years Ended March 31,
	2025	2024
Europe, Middle East and Africa (“EMEA”)	$36,636	$36,002
Americas	16,878	16,716
Asia Pacific (“APAC”)	9,350	11,755
Total revenue	$62,864	$64,473

For the year ended March 31, 2025, United States and France represented 20% and 10% of total revenue, respectively. For the year ended March 31, 2024, United States and Russia represented 22% and 11% of total revenue, respectively.

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

(in thousands)	2025	2024
EMEA	$484	$276
Americas	19	206
APAC	50	48
Total property and equipment, net	$553	$530

5.	Net Loss Per Share

Basic Income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and dilutive common shares outstanding during the period. In connection with the Business Combination as described in Note 1 - Business and Organization, the Company issued earnout shares which are held in escrow until they are earned. The targets for the release of earnout shares are based on the volume weighted average trading prices (“VWAP”) of common shares during the earnout period. The earnout shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested. For periods prior to the Business Combination, basic and diluted loss per share was calculated based on the 1.0 million shares issued to Legacy DIH shareholders at the Closing Date.

Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. Diluted loss per share for the public warrants, private placement warrants, warrants issued in connection with the convertible debt, and warrants issued in connection with the equity offering is calculated under the treasury method. Diluted loss per share for the convertible debt and earn-out shares is calculated under the if-converted method.

Computation of basic and diluted net loss per share for the years ended March 31, 2025 and 2024, was as follows (in thousands, except share and per share amounts):

(in thousands, except share and per share data)	Years Ended March 31,
	2025	2024
Net loss	$(8,676)	$(8,443)
Weighted-average shares outstanding - basic and diluted	1,430,197	1,055,288
Net loss per share – basic and diluted	$(6.07)	$(8.00)

The following table presents potential dilutive common share equivalents that were excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	March 31,
	2025	2024
Earnout shares	240,000	240,000
Common Stock underlying Public Warrants	404,000	404,000
Common Stock underlying Private Placement Warrants	129,400	129,400
Convertible debt[1] (see Note 12)	295,775	—
Warrants issued with convertible debt (see Note 12)	248,588	—
Warrants issued with Equity raise	237,484	—
Total	1,555,247	773,400

1.	Shares issuable upon conversion of the convertible note are computed using the conversion price as of March 31, 2025.

On August 7, 2025, the Company entered into an additional convertible note financing arrangement (See Note 21 — Subsequent Events). In connection with this financing, anti-dilution provisions will reset the conversion price of the existing convertible notes and the exercise price of the related warrants to $0.25 increase the related share counts upon stockholders’ approval. These adjustments occurred subsequent to March 31, 2025 and are not reflected above.

6.	Inventories

As of March 31, 2025 and 2024, inventories consisted of the following:

(in thousands)	As of March 31,
	2025	2024
Raw materials and spare parts	$2,411	$2,604
Work in process	3,411	4,197
Finished goods	1,226	1,029
Total inventories	$7,048	$7,830

7.	Property and Equipment, Net

Property and equipment, net as of March 31, 2025 and 2024 consisted of the following:

(in thousands)	As of March 31,
	2025	2024
Computer software and hardware	$930	$849
Machinery and equipment	813	1,029
Leasehold improvements	1,429	1,357
Furniture and fixtures	866	871
Vehicles	63	70
Property and equipment	4,101	4,176
Less: accumulated depreciation	(3,548)	(3,646)
Property and equipment, net	$553	$530

Depreciation expense from property and equipment totaled $0.3 million and $0.3 million for the years ended March 31, 2025 and 2024, respectively.

8.	Capitalized software, net and other intangible assets, net

Capitalized software, net and other intangible assets, net as of March 31, 2025 and 2024 consisted of the following:

(in thousands)	2025				2024
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$2,131	$(1,597)	$(534)	$—	$2,131	$—	$2,131
Other intangible assets	$380	$(380)	$—	$—	$380	$—	$380

Other intangible assets included patent and technology related intangible assets of $0.4 million acquired from the SafeGait asset acquisition discussed in Note 2. The weighted-average useful lives of these intangible assets are 10 years. As described in Note 2, the Company recorded an impairment charge of $0.4 million during the fourth quarter of fiscal 2025, reflecting the full write-off of the carrying value of the SafeGait-related intangible assets.

Capitalized software, net and other intangible assets, net are subject to amortization when they are available for their intended use. For the year ended March 31, 2025, amortization expense was $0.5 million. For the year ended March 31, 2024, the Capitalized software, net and other intangible assets were not available for intended use and thus not amortized. The weighted-average useful life of capitalized software is 3 years. The Company recorded an impairment charge of $1.5 million during the fourth quarter of fiscal 2025, reflecting the full write-off of the carrying value of the capitalized software following the decision to discontinue the development and commercialization of the HocoNet platform.

As of March 31, 2025, the Company has no remaining intangible assets subject to amortization due to the full impairment of all previously recorded intangible assets.

9.	Other Current Assets

Other current assets as of March 31, 2025 and 2024 consisted of the following:

(in thousands)	As of March 31,
	2025	2024
Deferred cost of sales	$3,865	$3,754
Value added tax (“VAT”) receivable	676	635
Advance payments	502	414
Other current assets	418	313
Total other current assets	$5,461	$5,116

Deferred cost of sales represents products in transit or delivered to customers prior to the Company recognizing the associated revenue and deferred extended warranty contract costs in connection with the products the Company purchases from Motek Group, a related party, where Motek provides the warranty service and the associated revenue has not yet been recognized. Deferred cost of sales as of March 31, 2025 and 2024 consisted of the following:

(in thousands)	As of March 31,
	2025	2024
Deferred product cost	$2,309	$2,172
Deferred warranty cost	1,556	1,582
Total deferred cost of sales	$3,865	$3,754

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2025 and 2024 consisted of the following:

(in thousands)	As of March 31,
	2025	2024
Taxes payable	$2,195	$2,554
Warrant liability, at fair value	1,048	—
Other payables and current liabilities	6,477	7,381
Total accrued expenses and other current liabilities	$9,720	$9,935

11.	Other Non-Current Liabilities

Other non-current liabilities as of March 31, 2025 and 2024 consisted of the following:

(in thousands)	As of March 31,
	2025	2024
Uncertain tax positions	$2,153	$1,977
Pension liabilities	2,074	2,194
Total other non-current liabilities	$4,227	$4,171

The Company has recorded non-current liabilities related to tax positions in certain jurisdictions in which, upon examination, may require additional tax payments to be made. In addition, the company has recorded potential. interest and penalties related to these uncertain tax positions.

12.	Convertible Debt and Warrant

On June 6, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), pursuant to which the Company issued $3.3 million in principal amount of 8% Original Issue Discount Senior Secured Convertible Debentures (the “Original Debentures” or “Original Convertible Debt”). The Original Debentures were issued with an original issue discount of $0.3 million, resulting in gross proceeds of $3.0 million and net proceeds of approximately $2.8 million after deducting offering expenses. At election of the holder, the Debentures are convertible into an aggregate of 26,400 shares of the Company’s Common Stock at a conversion price of $125.00 per share, subject to adjustment in whole or in part from the issuance date. The Debentures mature on December 7, 2025 (the “Maturity Date”), and bear interest at a rate of 8% per annum, payable monthly beginning one year from the issuance date.

The Original Debentures and the associated warrants contain anti-dilution provisions that provide for adjustments upon certain events. These include a downward adjustment to the conversion or exercise price if the Company issues new equity securities at a lower price. The agreements also contain separate provisions that require a proportional adjustment for stock dividends, stock splits, and combinations of common stock. Specifically, in the event of a reverse stock split, the agreements stipulate that the conversion price of the debentures and the exercise price of the warrants are to be multiplied by the split ratio, and the number of shares issuable upon conversion or exercise is to be divided by that same ratio. Accordingly, as a result of the Company’s 1-for-25 reverse stock split, the conversion price of the Original Debentures and the exercise price of the related warrants were multiplied by twenty-five, and the number of shares issuable upon conversion or exercise was divided by twenty-five.

The Company has an irrevocable election to redeem some or all of the then outstanding principal amount of the Debenture (in minimum increments of $0.3 million unless the outstanding principal amount is less than $0.3 million) for cash. Beginning on November 1, 2024, the Company was required to redeem an amount of the Debentures equal to $235.7 thousand, together with all other amounts owed to the Purchaser. Such amount should be payable in cash or, if the equity conditions are satisfied (including among other things, that a resale registration statement has been filed with, and been declared effective by, the SEC, the Company’s common stock is listed on a trading market, there is no existing event of default under the Debenture) in shares of Common Stock based on a conversion price equal to the lesser of (i) the then Conversion Price and (ii) 90% of the average of the five lowest VWAPs for the 10 consecutive Trading Days ending on the trading day immediately prior to redemption date. The Debentures are secured by substantially all of the assets of the Company and its domestic subsidiaries, excluding certain specified assets. Additionally, the Company’s domestic subsidiaries have provided an unconditional guarantee of the Debentures.

Provided that no event of default has occurred or is continuing, and at least 33% of the principal amount of the Debentures has either previously been repaid or converted in accordance with the terms of the Debenture, the Company may elect, by notice to the holder of the Debentures, to extend the Maturity Date by six months upon the payment of six months’ interest on the then-outstanding principal amount. The monthly redemption amount is then adjusted to correspond to the extended maturity date. During the year ended March 31, 2025, the Company made the required redemptions and issued 58,399 shares to settle $1.3 million of the Original Debentures. As of March 31, 2025, the Company had redeemed approximately 38.6% of the Original Debentures’ principal, and the remaining principal outstanding on the Original Debentures was $2.0 million

In connection with the issuance of the Debentures, the Company also issued warrants to purchase an aggregate of 13,200 shares of common stock at an exercise price of $125 per share, with a five-year term.

The agreement provides two rights for the Purchasers (pro rata to initial subscriptions) to make further investments in the Company’s debentures and warrants: (a) Through the date that is 18 months after the initial closing date, the Purchasers may purchase up to $5.0 million of additional debentures and warrants with terms identical to the initial issuance, including a fixed conversion price of $5.00; timing provisions are based on each subsequent closing date. (b) While the initial debentures and warrants remain outstanding, beginning nine months after the closing date, the Purchasers may purchase up to $10.0 million of additional debentures and warrants with terms identical to the initial issuance except that the initial conversion price and initial warrant exercise price equal 100% of the average Nasdaq official closing prices for the five trading days immediately prior to each exercise; timing provisions are based on each subsequent closing.

On March 20, 2025, the Company issued an additional $330 thousand principal amount of convertible debentures (the “Additional Investment”) under right (b) with an original issue discount of $30 thousand, resulting in net proceeds of $300 thousand. These debentures bear interest at 8% per annum, payable monthly beginning one year after issuance, mature on September 21, 2026, and are redeemable in monthly installments beginning August 1, 2025 in cash or, subject to equity conditions, in shares. The Additional Investment is convertible at the holder’s option at $7.97 per share. The Additional Investment includes the same six-month maturity-extension option on the same conditions described above. As of March 31, 2025, the principal outstanding on the Additional Investment was $330 thousand.

In connection with this issuance, the Company also issued warrants to purchase 41,431 shares of Common Stock at an exercise price of $7.97 per share, with a five-year term.

As a result of the March 20, 2025 issuance, the conversion price of the Original Debentures was adjusted to $7.97 per share for the remaining convertible principal, and the exercise price of the previously issued warrants was adjusted to $7.97 per share; the total number of shares underlying those warrants increased from 13,200 to 207,156 pursuant to their anti-dilution provisions. In connection with the Company’s August 7, 2025 financing (See Note 21), the applicable anti-dilution provisions will reset the conversion price of the Original Debentures and the Additional Investment to $6.25 per share and will reduce the exercise price of the related warrants to $6.25 per share, thereby increasing the related underlying share counts upon stockholders’ approval. Adjustments occurring subsequent to March 31, 2025 are not reflected herein.

Upon adoption of ASU 2020-06, the Company accounted for the convertible debt along with the associated conversion feature as a single liability measured at fair value to simplify the accounting for the convertible instrument. The fair value of the convertible debt was measured using a binomial lattice model. The change in fair value is recognized in other expense, net in the consolidated statements of operations, except for the change in fair value attributable to changes in credit risk, which is recorded in other comprehensive loss. The Company presents the convertible debentures at fair value on the consolidated balance sheets. The portion of the debentures that is contractually due through stated maturities or required monthly redemptions within twelve months of the balance sheet date is classified as “Current maturities of convertible debt, at fair value,” and the remaining balance is classified as “Convertible debt, net of current maturities, at fair value.” The six-month maturity-extension feature does not affect classification unless the Company has exercised the extension in accordance with the instrument’s terms as of the balance sheet date.

The Company accounts for the freestanding warrants issued in connection with the issuance of the convertible debt as liabilities on the consolidated balance sheets. The fair value of the warrant on the issuance dates were calculated using a Monte Carlo simulation model. The fair value of the convertible debt on the issuance dates were calculated using a binomial lattice model. At the issuance dates, the proceeds from the convertible debt were allocated to the warrants and convertible note under the relative fair value method. As of March 31, 2025, the fair value of the warrants were calculated using a Black Scholes model.

The Monte Carlo simulation, binomial lattice and Black Scholes models required certain assumptions, including a risk-free rate, an estimated volatility, and a credit spread over the CCC curve (lower credit rating curve available). The risk-free interest rate assumption was based on U.S. treasury constant maturity yields on March 31, 2025, with a term corresponding to the expected length of the remaining term. The credit spread was derived based on the terms and economics of the instruments and to reconcile the model values of the basket (consisting of convertible notes and warrants) with the proceeds generated from the issuance and sale of the basket in an arm’s-length transaction on the inception date. Due to the Company’s limited trading history, the estimated volatility assumption was based upon the observed historical volatilities of the designated peer group and consideration of volatility haircut concepts. Such assumptions were applied to both the convertible debt and warrant liability as unobservable inputs. The convertible debt and warrants were considered Level 3 in the fair value hierarchy. The following table presented the key assumptions used:

(in thousands, except year and percentage)	Convertible Note As of March 31, 2025
	Original Debentures	Additional Investment
Risk-free rate	3.95%	3.96%
Credit spread	11.80%	11.80%
Estimated volatility of convertible notes	130.00%	120.00%
Dividend Yield	—%	—%
Fair Value of Convertible Note	$2,122	$333

	Warrant Liabilities
(in thousands, except year and percentage)	As of March 31, 2025
	Original Debentures	Additional Investment
Risk-free rate	3.95%	3.96%
Estimated volatility of warrants	105.00%	105.00%
Term to expiry of warrants (years)	4.69	4.97
Dividend Yield	—%	—%
Fair Value of Warrants	$871	$177

As of the Original Debenture issuance date, a total of $191 thousand debt issuance costs were recorded in “Selling, general, and administrative expense” in the consolidated statements of operations. No issuance costs were incurred in connection with the Additional Investment.

The following tables summarize the changes in fair value of the Company’s Level 3 convertible debt and warrant liabilities for the year ended March 31, 2025:

(in thousands)	Convertible Note
	Original Debentures	Additional Investment
Balance at March 31, 2024	$—	$—
Initial recognition at fair value	2,638	203
Redemptions and Conversions	(1,274)	—
Change in fair value	758	130
Balance at March 31, 2025	$2,122	$333

(in thousands)	Warrant Liabilities
	Original Debentures	Additional Investment
Balance at March 31, 2024	$—	$—
Initial recognition at fair value	362	96
Change in fair value	509	81
Balance at March 31, 2025	$871	$177

The following table summarizes the scheduled contractual principal maturities of the Company’s convertible notes by fiscal year as of March 31, 2025

(in thousands)
Year Ending March 31,	Amount
2026	$2,214
2027	142
Total	$2,356

As of March 31, 2025, the total fair value of the Debenture was measured at $2,455 thousand and recorded within “Current maturities of convertible debt, at fair value” and “Convertible debt, net of current maturities, at fair value” in the consolidated balance sheets. The total fair value of the warrant liability was measured at $1,048 thousand and recorded within “Accrued expenses and other current liabilities.” For the year ended March 31, 2025, the Company recognized a fair value adjustment of $1,478 thousand related to the Debenture and the warrant, which was recorded in “Other expense, net” in the consolidated statements of operations. The Company recorded no changes in fair value attributable to change in credit risk.

13.	Stockholders’ Equity

Shares and Warrants Issued On Public Offering

On February 3, 2025, the Company closed an offering of 237,484 Units (“Units”), each consisting of one share of Common Stock, par value $0.0001 per share, and one Class A warrant to purchase one share of common stock at a public offering price of $19.58 per Unit. The offering resulted in gross proceeds of approximately $4.6 million and net proceeds of approximately $3.9 million, after deducting placement agent fees and estimated offering expenses payable by the Company. The Common Stock and Class A warrants are immediately separable and were issued separately in this offering. Each Class A warrant was immediately exercisable for one share of Common Stock at an exercise price of $19.58 per share, subject to adjustments under certain circumstances, and will expire on the fifth anniversary of the original issuance date. The Company classified both the shares of Common Stock and the warrants as equity. The aggregate net proceeds of the transaction are recorded in additional paid-in-capital.

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

Subject to preferences that may apply to any shares of the Company’s preferred stock outstanding at the time, the holders of the Company’s Common Stock will be entitled to receive dividends out of funds legally available there for if the Company’s board of directors, in its discretion, determines to authorize the issuance of dividends and then only at the times and in the amounts that the Company’s board of directors may determine. If the Company becomes subject to a liquidation, dissolution, or winding-up, the assets legally available for distribution to the Company’s shareholders would be distributable ratably among the holders of the Company’s common stock and any participating series of the Company’s preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of, and the payment of any liquidation preferences on, any outstanding shares of the Company’s preferred stock.

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

Public and Private Warrants

In connection with ATAK’s initial public offering, ATAK issued public warrants as part of the units. Each two warrants entitles the registered holder to purchase one share of Common Stock at a price of $287.50 per share, subject to adjustment as discussed below. Because the warrants may only be exercised for whole numbers of Common Stock, only an even number of warrants may be exercised at any given time by a warrant holder. The warrants will expire five years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Additionally, once the Public Warrants become exercisable, the Company can redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.25 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $450.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption as previously described, the Company has the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis.

Simultaneously with ATAK’s initial public offering, ATAK consummated a private placement of 6,470,000 Private Placement Warrants with ATAK’s sponsor. Each two Private Placement Warrants is exercisable for one share of common stock at a price of $287.50 per share, subject to adjustment. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants except that the Private Placement Warrants holder can exercise their Private Placement Warrants for cash or on a cashless basis when the Company call the warrants for redemption at the option of private placement warrant holders the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination.

The following table summarizes the Company’s equity-linked instruments outstanding as of March 31, 2025

Instrument Type	Issuance date	Number Outstanding	Exercise Price	Expiration/ Maturity
Public Warrants	2021 ATAK IPO	808,000 (each two warrants for one share)	$287.50	February 7, 2029
Private Warrants	2021 ATAK IPO	258,800 (each two warrants for one share)	$287.50	February 7, 2029
Earnout Shares (See Note 1)	February 7, 2024	Up to 240,000	VWAP triggers $300.00–$412.5	February 7, 2029
Warrants with Original Debentures (See Note 12)	Jun 6, 2024	207,156	$7.97	December 7, 2029
Warrants issued in Public Offering	Feb 3, 2025	237,484	$19.58	February 3, 2030
Warrants with Additional Debentures (See Note 12)	Mar 20, 2025	41,431	$7.97	March 19, 2030

14.	Related Party Transactions

Reorganization and Transaction with DIH Cayman and DIH Hong Kong

While the Company’s businesses have historically functioned together with the other businesses controlled by DIH Cayman, the Company’s businesses are largely isolated and not dependent on corporate or other support functions. DIH Cayman remains the largest shareholder of the Company and continues to own 100% interest in DIH International (“DIH Hong Kong”) as of March 31, 2025.

The balances recorded under “Due from related party” and “Due to related party” are derived from historical transactions with DIH Cayman and DIH Hong Kong. Because there is no legally enforceable right of offset, balances have been presented on a gross basis. During fiscal 2025, based on updated facts and written confirmations from counterparties, the Company wrote off $1.1 million of related-party receivables as uncollectible, recognized in “Selling, general, and administrative expense” and settled approximately $1.5 million of related-party receivables and payables. As a result, the related-party receivable and payable balances were $0 at March 31, 2025. The table below summarizes related party balances with DIH Hong Kong excluding Hocoma AG and Motek as of March 31, 2025 and 2024:

(in thousands)	March 31, 2025	March 31, 2024
Due from related party	$—	$2,586
Due to related party	$—	$1,470

Hocoma AG and share transfers

On July 1, 2021, Hocoma AG entered into a series of agreements with the Company and its subsidiaries to transfer all business aspects of development and production of mechanical and electronic devices in the fields of medical technology and biotechnology to Hocoma Medical GmbH. In connection with the transactions, the Company incurred three related party notes payable to Hocoma AG amounting to $10.5 million, $7.8 million and $1.6 million, respectively. The three related party notes payable are referred to as “Related Party Notes”. Each of the Related Party Notes Payable is due on June 30, 2026 with interest rate of 1.25% per annum. The Company made periodic payments on Related Party Notes payable with proceeds from its operations.

As of March 31, 2025 and 2024, the balances of Related Party Notes were $8.6 million and $11.5 million, respectively included in “Notes payable - related party”. The decrease resulted from the Company’s payments of principal on Related Party Notes owed to Hocoma AG. Interest expense on the Related Party Notes totaled $102 thousand and $162 thousand for the fiscal years ended March 31, 2025 and 2024, respectively.

In addition to the Related Party Notes, the Company recorded related party balances of $0.3 million and $(0.3) million, respectively as of March 31, 2025 and 2024, representing cash balances owed by and owed to Hocoma AG.

As part of the transfer discussed above, the Company also recorded a long-term related party receivable for $0.3 million as of March 31, 2025 and 2024, included in “Other assets”.

Motek Group

In April 2024, the Company entered into a distribution agreement with the Motek Group. The agreement appoints the Company as the exclusive distributor of Motek’s advanced human movement research and rehabilitation products and services designed to support efficient functional movement therapy within specified territories. The agreement formalized a relationship under which the Company had historically operated as Motek’s distributor. Under the distribution agreement, Motek supplies the products and services to the Company at the prices detailed in the agreement. Motek provides ongoing support and assistance, including training, marketing materials, and technical documentation to the Company. In connection with the products the Company purchased from Motek Group, the Company purchased warranty associated with the products. Upon distribution of Motek products, the cost of warranty is recorded to deferred cost of sales in “Other current assets” prior to the Company recognizing warranty revenue.

For the years ended March 31, 2025 and 2024, the Company made purchases amounting to $9.5 million and $13.6 million, respectively, from the Motek Group. Approximately $7.7 million and $11.6 million were recorded in cost of sales for 2025 and 2024, respectively, while $1.3 million and $0.5 million were recorded in “Other current assets.”

As part of these transactions, the Company made advance payments to Motek, included in “Due from related party,” and also had trade payables, included in “Due to related party.” The balances as of March 31, 2025 and 2024 are as follows:

(in thousands)	March 31, 2025	March 31, 2024
Due from related party	$3,198	$3,367
Due to related party	$7,865	$8,667

Common Stock issued to Board of Directors

During the year ended March 31, 2025, the Company issued 12,676 shares of Common Stock valued at $0.5 million to members of its Board of Directors as compensation. The expense was recorded in “Selling, general, and administrative expense” in the consolidated statements of operations. The Company also recorded $0.1 million in “Accrued and other current liabilities” for additional stock-based compensation to be settled through the future issuance of shares to members of the Board of Directors. These shares had not been issued as of March 31, 2025.

15.	Employee Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan in the United States. The Company’s obligation is limited to its contributions made in accordance with each plan document. Employer contributions to defined contribution plans are recognized as expense. Expenses related to the Company’s plans for the years ended March 31, 2025 and 2024 were $0.3 million and $0.1 million, respectively.

Defined Benefit Plans

The Company has a Swiss defined benefit plan (the “Pension Plan”) covering substantially all the employees of Hocoma Medical GmbH in Switzerland. The Pension Plan exceeds the minimum benefit requirements under Swiss pension law. The Swiss plans offer retirement, disability and survivor benefits and is governed by a Pension Foundation Board (“Foundation”). The responsibilities of this board are defined by Swiss pension law and the plan rules.

The plan offers to members at the normal retirement age of 65 a choice between a lifetime pension and a partial or full lump sum payment. Participants can choose to draw early retirement benefits starting from the age of 58 but can also continue employment and remain active members of the plan until the age of 70. Employees can make additional purchases of benefits to fund early retirement benefits. The pension amount payable to a participant is calculated by applying a conversion rate to the accumulated balance of the participant’s retirement savings account at the retirement date. The balance is based on credited vested benefits transferred from previous employers, purchases of benefits, and the employee and employer contributions that have been made to the participant’s retirement savings account, as well as the interest accrued. The annual interest rate credited to participants is determined by the Pension Foundation Board at the end of each year.

Although the Swiss plan is based on a defined contribution promise under Swiss pension law, it is accounted for as a defined benefit plan under GAAP, primarily because of the obligation to accrue interest on the participants’ retirement savings accounts and the payment of lifetime pension benefits.

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

Amounts recognized in the consolidated statements of operations for the years ended March 31, 2025 and 2024, in respect of the Pension Plan were as follows:

(in thousands)	Years Ended March 31,
	2025	2024
Current service cost	$674	$655
Interest cost	208	213
Expected return on plan assets	(403)	(296)
Actuarial loss / (gain) recognized	(53)	(161)
Actuarial loss / (gain) recognized because of settlement	(350)	(341)
Amortization of prior service credit	(145)	(145)
Net charge to statements of operations	$(69)	$(75)

Details of the employee defined benefits obligations and plan assets in respect of the Pension Plan are as follows:

(in thousands)	Years Ended March 31,
	2025	2024
Change in present value of defined benefit obligation:
Defined benefit obligation at the beginning of the year	$11,012	$9,337
Interest on defined obligation	208	213
Current service cost	674	655
Contributions by plan participants	544	444
Translation (gain) loss	(93)	534
Benefits paid	(822)	(289)
Transfer of employee pension obligations and related plan assets (1)	2,761	—
Actuarial (gain) loss arising on projected benefit obligation	(201)	118
Defined benefit obligation at the end of the year	$14,083	$11,012
Change in plan assets:
Fair value of plan assets at the beginning of the year	$8,818	$7,761
Actual return on plan assets	287	(68)
Contributions by the employer	652	530
Contributions by plan participants	544	444
Benefits paid	(822)	(289)
Transfer of employee pension obligations and related plan assets (1)	2,603	—
Translation gain (loss)	(73)	440
Fair value of plan assets - at the end of the year	$12,009	$8,818
Funded status at end of the year	$(2,074)	$(2,194)

(1)	Represents the assumption of pension obligations related to two employees who transferred into Hocoma Medical during the year.

Amounts relating to this defined benefit plan with accumulated benefit obligations in excess of plan assets were as follows:

(in thousands)	As of March 31,
	2025	2024
Accumulated benefit obligation	$14,083	$10,686
Fair value of plan assets	$12,009	$8,818

Amounts recognized in the Company’s consolidated balance sheets related to the present value of defined benefit obligations consist of the following:

(in thousands)	As of March 31,
	2025	2024
Current liabilities	$—	$—
Non-current liabilities	2,074	2,194
Total recognized in the consolidated balance sheet	$2,074	$2,194

Amounts recorded in accumulated other comprehensive loss in respect of the pension plan consist of the following:

(in thousands)	Years Ended March 31,
	2025	2024
Net gain (loss)	$1,299	$1,633
Prior service (cost) credit	684	837
Total recorded in accumulated other comprehensive income	$1,983	$2,470

Amortization of prior service (cost) credit is recorded in “Selling, general, and administrative expense” in the consolidated statements of operations.

The principal assumptions used for the purpose of actuarial valuation of the pension plan are as follows:

(in thousands)	As of March 31,
	2025	2024
Discount rate	1.35%	1.50%
Expected return on plan assets	3.50%	3.50%
Expected rate of salary increase	—%	1.00%

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

Investment Policy

Under Swiss law, pension funds are legally independent from the employer and all the contributions are invested with regulated entities. The Company has a contract with ASGA Pensionskasse Genossenschaft as independent Foundation (“ASGA” or the “Foundation”) to manage its Swiss pension fund. Multiple employers contract with the Foundation to manage the employers’ respective pension plans. The Foundation manages the pension plans of its contracted employers as a collective entity. The investment strategy is determined by the Foundation and applies to all members of the collective Foundation. There are no separate financial statements for each employer contract. The pension plan assets of all the employers that contract with the Foundation are comingled. They are considered multiple-employer plans and therefore accounted for as single-employer plans.

As there are no separate financial statements for each employer contract, there are no individual investments that can be directly attributed to the Company’s pension plan assets. However, the funds contributed by an employer are specifically earmarked for its employees and the total assets of the plan allocable to Company’s employees are separately tracked by the Foundation. The lack of visibility into the specific investments of the plan assets and how they are valued is a significant unobservable input, therefore, the Company considers the plan assets collectively to be Level 3 assets under the fair value hierarchy.

The table below sets forth the fair value of Plan assets at March 31, 2025 and 2024, and the related activity in years ended March 31, 2025 and 2024 (in thousands):

(in thousands)	Amount
Ending balance at March 31, 2023	$7,761
Actual return on plan assets	(68)
Purchases, sales, and settlement	1,125
Ending balance at March 31, 2024	8,818
Actual return on plan assets	287
Purchases, sales, and settlement	2,904
Ending balance at March 31, 2025	12,009

For the year ending March 31, 2026, the Company expects to contribute $651 thousand to its pension plan.

The following table presents expected pension plan payments over the next 10 years:

(in thousands)	Amount
Year Ending March 31,
2026	$375
2027	187
2028	192
2029	197
2030	198
2031-2035	1,806

16.	Income Taxes

The components of loss before income tax for the years ended March 31, 2025 and 2024 were as follows:

(in thousands)	Years Ended March 31,
	2025	2024
U.S. operations	$(6,239)	$(11,652)
Non-U.S. operations	(2,027)	4,455
Total loss before income taxes	$(8,266)	$(7,197)

The provision for income taxes during the years ended March 31, 2025 and 2024 consists of the following:

(in thousands)	Years Ended March 31,
	2025	2024
Current:
State	$—	$—
Federal	—	—
Foreign	160	347
Deferred:	—	—
State	—	—
Federal	—	1
Foreign	90	—
Noncurrent:
State	81	—
Federal	(249)	200
Foreign	328	698
Total	$410	$1,246

A reconciliation of income tax expense computed at the statutory corporate income tax rate to the effective income tax rate for the years ended March 31, 2025 and 2024 is as follows:

(in thousands)	Years Ended March 31,
	2025	2024
Tax expense computed at federal statutory rate	21.0%	21.0%
State tax	2.8%	6.4%
Change in valuation allowance	16.2%	11.6%
Foreign rate differential	(0.4)%	9.2%
Non-deductible expenses	(4.1)%	(15.2)%
Uncertain tax positions	(0.6)%	(53.5)%
Deferred tax adjustments	(41.1)%	—
Other	1.2%	3.2%
Total income tax expense	(5.0)%	(17.3)%

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

(in thousands)	Years Ended March 31,
	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$4,620	$6,793
Pension	512	422
Accrued expenses	259	35
Section 163(j) interest expense carryforward	154	84
Capitalized R&D	198	332
GAAP to statutory adjustments	615	741
Right of Use Asset	29	—
Deferred Revenue	482	—
Other	31	217
Total gross deferred tax assets	6,900	8,624
Less: valuation allowance	(6,797)	(8,139)
Total deferred tax assets, net of valuation allowance	103	$485
Deferred tax liabilities:
Depreciation	—	$6
GAAP to statutory adjustments	37	418
Lease Liability	31
Other	236	173
Total gross deferred tax liabilities	304	597
Net deferred tax liabilities	201	$112

ASC 740, Income Taxes requires that the tax benefit of net operating losses, disallowed interest expense carry forwards, and other temporary differences be recorded as an asset to the extent that management assesses that realization is “more likely than not”.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes that recognition of its deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized, and accordingly, has provided for a partial valuation allowance in the US and certain foreign jurisdictions. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the value allowance will no longer be needed. The valuation allowance decreased by approximately $1,342 during the year ended March 31, 2025.

As of March 31, 2025 and 2024, the Company has tax effected net operating loss carryforwards in U.S. of $5,217 and $5,000, respectively, of which $761 will expire starting in 2035 and the remainder which can be carried forward indefinitely. As of March 31, 2025 and 2024, the Company has U.S. state tax effected net operating loss carryforwards of approximately $1,511 and $1,169 that, if unused, will expire starting in 2035. As of March 31, 2025 and 2024, the Company has other foreign tax effected net operating loss carryforwards of $1,994 and $912 of which the majority can be carried forward for seven years.

Utilization of the net operating loss carryforwards are subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986 as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders. Due to the existence of the valuation allowance, limitations created by past or future ownership changes, if any, will not impact its effective tax rate.

The Company has undergone transactions throughout its history that may have had caused an ownership change, and which may also result in limitations to the utilization of its net operating losses. The Company is in the process of performing a Section 382 study to determine if ownership changes, as defined by Code, have occurred, and if changes have occurred, if there would be limitations to its net operating losses. However, as of the issuance date of these consolidated financial statements, the results of this study are unknown. The completion of the Section 382 study may result in material reductions to deferred tax assets and related valuation allowance disclosed in these financials, including a reduction to the deferred tax assets and corresponding valuation allowance of up to tax effected $2 million related to the federal and state net operating losses which could expire unutilized. Regarding the Company’s net operating loss carryforwards with an indefinite life of approximately tax effected $4.5 million as of March 31, 2025, if it is determined that an ownership change has occurred under Section 382, the corresponding annual limitation could materially impact the future utilization of the net operating losses.

The Company prepares its financial statements on a consolidated basis. Income tax expense is calculated in accordance with the local tax laws of each entity in its relevant jurisdiction on a separate company basis.

A reconciliation of the beginning and ending amounts of unrecognized tax liability is presented below:

(in thousands)	Years Ended March 31,
	2025	2024
Unrecognized Tax Liability – beginning balance	$3,499	$—
Net Increases – tax positions in current year	600	—
Net Increases – tax positions in prior year	527	3,499
Total Unrecognized Tax Liability – ending balance	$4,626	3,499

As of March 31, 2025 and March 31, 2024, the company had unrecognized tax benefits of $4,626, and $3,499, respectively, of which related $1,192 and $542 related to tax positions that, if recognized, would affect the annual effective tax rate.  The Company recognized accrued interest and penalties in income tax expense.  As of March 31, 2025 and March 31, 2024, accrued interest and penalties totaling to $107 and $159, respectively, is included in other long-term liabilities. The Company has identified potential penalty exposure in relation to specific information reporting requirements in the United States. As of March 31, 2025, the Company has filed the foreign information report filings. Some relief has been granted, and the long-term payable has reduced accordingly. As of March 31, 2025 and 2024, the recorded accrual balances stand at $740 and $1,200, respectively.

The Company is subject to taxation in Switzerland, the U.S., and other jurisdictions of its foreign subsidiaries. As of March 31, 2025, tax years 2021, 2022, and 2023 are subject to examination by the tax authorities in the U.S. The Company is not currently under examination by tax authorities in any jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law, introducing significant changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, and domestic research and development deductions. These changes are effective for tax years beginning after December 31, 2025. As the enactment occurred after the Company’s fiscal year-end of March 31, 2025, the effects of the OBBBA are not reflected in the current year’s income tax provision. The Company is currently evaluating the impact of the OBBBA on its future financial statements.

17.	Commitments and Contingencies

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a material loss may have been incurred. Gain contingencies are not recorded until they are realized.

The Company is currently not a party to any material pending litigation or other material legal proceedings that management believes could have a material adverse effect on our financial statements.

18.	Leases

The Company leases office space (real estate), vehicles and office equipment under operating leases. The Company did not have any finance leases as of March 31, 2025 and 2024.

Right-of-use lease assets and lease liabilities that are reported in the Company’s consolidated balance sheets as of March 31, 2025 and 2024 are as follows:

(in thousands)	As of March 31,
	2025	2024
Operating lease, right-of-use assets, net	$3,802	$4,466
Current portion of operating lease	904	1,572
Long-term operating lease	2,931	2,917
Total operating lease liabilities	$3,835	$4,489

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The expense is presented within “Selling, general, and administrative expense” in the consolidated statements of operations. The components of lease expense related to the Company’s leases for the years ended March 31, 2025 and 2024 were:

(in thousands)	Years Ended March 31,
	2025	2024
Fixed operating lease costs	$1,976	$1,766
Short-term lease costs	80	13
Total lease cost	$2,056	$1,779

Supplemental cash flow information related to leases was as follows:

(in thousands)	Years Ended March 31,
	2025	2024
Operating cash flows included in the measurement of lease liabilities	$1,883	$1,786
Non-cash lease activity related to right-of-use assets obtained in exchange for new operating lease liabilities	615	406
Other non-cash changes to ROU assets due to reassessment of the lease term	614	2,946

The weighted average remaining lease term and discount rate for the Company’s operating leases as of March 31, 2025 and 2024 were:

	As of March 31,
	2025	2024
Weighted-average remaining lease term (in years)	5.03	2.63
Weighted-average discount rate	6.66%	4.00%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2025, maturities of operating lease liabilities for each of the following five years ending March 31 and a total thereafter were as follows:

(in thousands)	Operating Leases
2026	$1,224
2027	1,054
2028	1,037
2029	499
2030	371
Thereafter	1,156
Total lease payments	5,341
Less: imputed interest	(1,506)
Total lease liability	$3,835

19.	Segment Information

The Company has one operating and reportable segment as the CODM reviews its performance and allocates resources based on its overall business operations on a consolidated basis. The table below presents segment revenue and the significant expense categories that are regularly provided to the CODM and included in the reported measure of segment profit or loss.

As the Company has one reportable segment, net loss is used as the measure of profit or loss to assess segment performance and allocate resources.

(in thousands)	Years Ended March 31,
	2025	2024
Revenue	$62,864	$64,473
Cost of sales (1)	30,600	34,676
Sales and marketing expense (1)	10,953	8,539
General and administrative expense(1)(2)	18,321	16,961
Research and development(1)	6,562	6,609
Impairment of long-lived assets	2,160	—
Amortization and depreciation expense	842	302
Stock-based compensation expense	450	—
Change in fair value of convertible debt and warrant liability	1,478	—
Noncash business combination expense	—	3,514
Interest expense	317	693
Other expense (income)	(553)	376
Income tax expense (benefit)	410	1,246
Net loss	$(8,676)	$(8,443)

(1)	Exclusive of amortization and depreciation shown separately.
(2)	Exclusive of stock-based compensation shown separately

20.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) by component are summarized below:

(in thousands)	Foreign Currency Translation	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2023	$(3,875)	$3,586	$(289)
Other comprehensive income (loss) before reclassifications	1,455	(469)	986
Reclassifications to statements of earnings	—	(647)	(647)
Total other comprehensive income (loss)	1,455	(1,116)	339
Balance, March 31, 2024	(2,420)	2,470	50
Reclassification of prior-period equity classification error	3,216	—	3,216
Other comprehensive income (loss) before reclassifications	(1,300)	61	(1,239)
Reclassifications to statements of earnings	—	(548)	(548)
Total other comprehensive income (loss)	1,916	(487)	1,429
Balance, March 31, 2025	$(504)	$1,983	$1,479

No income tax effects were allocated to other comprehensive income (loss) for the years ended March 31, 2025 and 2024. Amounts presented on the consolidated statements of comprehensive loss therefore equal their pre-tax amounts. This reflects the Company’s valuation allowances and the nature of the items recorded in other comprehensive income (loss), including cumulative translation adjustments and pension remeasurement adjustments.

21.	Subsequent Events

After March 31, 2025, the Company paid the April 2025 scheduled redemption of the Original Debentures. On May 29, 2025, the Company and Five Narrow Lane amended the Securities Purchase Agreement. Under the amendment, the deferred May 1, 2025 redemption was settled through the issuance of 61,611 shares of Class A common stock, and the June 2025 redemption was settled in shares as provided in the Original Debentures. The amendment permits future monthly redemptions and interest to be settled in cash or in shares, and the holder waived the default related to the deferred May payment. Separately, the Company made a partial redemption in July 2025 and deferred later scheduled redemptions while finalizing this Annual Report on Form 10-K.

On August 7, 2025, the Company entered into a Securities Purchase Agreement pursuant to which it issued, in a private placement, senior secured convertible debentures with an aggregate principal amount of $2.2 million on an original-issue-discount basis, resulting in expected net proceeds of $1.9 million after estimated offering expenses. The debentures were structured to be funded in four tranches of gross proceeds. As of the date of these financial statements, $1.4 million has been funded under the first three tranches, and the remaining $0.5 million is expected to fund upon (a) the filing of this Annual Report on Form 10-K, (b) delivery of a substantially complete draft Form 10-Q for the quarter ended June 30, 2025, and (c) appointment of one additional independent director.

The debentures mature on September 21, 2026. No interest accrues during the first year; beginning the first day of the month after the first anniversary, interest is 8% per annum, payable monthly. The Company may extend the maturity by six months if specified conditions are met and six months of interest is prepaid and credited against future interest. The debentures are initially convertible at $6.25 per share, subject to adjustment and a 9.99% beneficial-ownership cap. Beginning October 1, 2025, monthly redemptions of $171 thousand are required; each monthly redemption may be satisfied in cash or, if conditions are met, in shares priced at the lesser of the then-current conversion price and 90% of the average of the five lowest VWAPs for the 10 consecutive trading days prior to the applicable monthly redemption date. The debentures are secured under the Company’s existing June 6, 2024 security arrangements. In connection with the financing, the Company issued warrants to purchase 355,556 shares of common stock at an initial exercise price of $6.25 per share, exercisable beginning February 1, 2026 and expiring February 1, 2030.

The agreements include a resale registration undertaking with filing and effectiveness timelines and liquidated damages if missed; a 90-day limitation on new issuances or registration filings after the resale registration becomes effective; a prohibition on variable-rate transactions while the debentures remain outstanding; an obligation to seek shareholder approval under Nasdaq rules to permit additional share issuances in connection with the debentures and warrants; and a commitment to include in the proxy proposals authorizing a reverse stock split to support listing compliance and amending certain June 6, 2024 and March 20, 2025 debentures to align their minimum base conversion price with the new debentures.

A 1-for-25 reverse stock split of the Company’s Class A common stock was approved by stockholders at a Special Meeting held on September 25, 2025. The final ratio was determined by the Board on September 26, 2025. The Company legally effected by filing a certificate of amendment with the Delaware Secretary of State on October 17, 2025. The Common Stock began trading on a split-adjusted basis on the Nasdaq Stock Market at market open on October 20, 2025. As a result, every twenty-five shares of Common Stock were converted into one share, decreasing issued and outstanding shares from approximately 52.3 million to 2.1 million as of the effective date. The par value and authorized shares remained unchanged.

On October 15, 2025 the Company entered into an equity line of credit agreement with Five Narrow Lane, L.P. (the “investor”) whereby the Company can issue and sell up to up to the lesser of (i) $22,000,000 in aggregate gross purchase price of duly authorized, validly issued, fully paid and non-assessable shares of Class A common stock of the Company, par value $0.0001 per share, but shall not exceed 418,321 Common Shares (representing 19.99% of the voting power or number of Common Shares, issued and outstanding immediately prior to the execution of this Agreement). The shares can be purchased at 94% of the VWAP on the Business Day immediately preceding the VWAP Purchase Date but not less than $0.10 or such higher price as set forth by the Company in the VWAP Purchase Notice. In exchange for entering into the equity line of credit, the company agreed to an upfront commitment fee equal to 100,000 shares of Common Stock and a pre-funded warrant to purchase up to an additional 100,000. In the event the company does not retain listing status as a result of the NASDAQ hearings panel meeting on October 16, 2025, the shares will be returned to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 10, 2024, the Audit Committee of the Board of Directors (the “Audit Committee”) of DIH Holding US, Inc. (the “Company”) dismissed BDO AG (“BDO AG”) as the Company’s independent registered public accounting firm. BDO AG had served as the Company’s independent registered public accounting firm since March 12, 2024 and had served as the independent auditor for DIH Holding US, Inc., a Nevada corporation, the Company’s wholly-owned subsidiary since 2022.

BDO AG’s audit reports on the Company’s financial statements as of and for the fiscal years ended March 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended March 31, 2024 and the subsequent interim period through September 10, 2024: (1) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K) with BDO AG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO AG, would have caused BDO AG to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (2) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the disclosure of the material weakness in the Company’s internal control over financial reporting as disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

(b) Engagement of new Independent Registered Public Accounting Firm

On September 10, 2024, the Audit Committee appointed BDO USA, PC (“BDO USA”) as its new independent registered public accounting firm. The Company has authorized BDO AG to respond fully to the inquiries of the successor independent registered accounting firm.

During the two most recent fiscal years and the subsequent interim period through September 10, 2024, the Company did not consult with BDO USA with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO USA concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

In connection with the preparation of our Annual Audited Consolidated Financial Statements, we identified a material weakness in our internal controls regarding management override of controls.  These instances of management override of controls were determined to be the result of a lack of controls in place to monitor management’s actions and provide sufficient tools to employees to report suspected or known events in an anonymous manner.

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the fiscal year ended March 31, 2025. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report as of March 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting due to (i) the insufficiency of technical accounting resources with an appropriate level of technical knowledge and ability to properly prepare and review financial information for timely and accurate filings in accordance with US GAAP (ii) adequate staffing within our information technology (“IT”) department to properly demonstrate general IT review and monitoring controls over the IT environment and (iii) controls over management override and monitoring of the effectiveness of such controls.

Our remediation activities are ongoing, and we will continue to implement improvements in our technical resources, process, related documentation, and trainings of staff in financial and technology related roles.  Remediation steps the company has taken to mitigate these risks included hiring of personnel with adequate knowledge and experience with technical accounting, adding additional detailed reconciliation and review controls, implementing a Fraud Hotline, which is available on the Company’s investor relations webpage, and engaging additional consulting support in the areas of finance, accounting and IT.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of March 31, 2025 as a result of the material weaknesses in internal control over financial reporting described above.

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

Item 9B. Other Information.

Insider Trading Plan

During the year ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Jason Chen	55	Chairman and Chief Executive Officer, Director
Lynden Bass	40	Chief Financial Officer, Director

Class I Directors:
Jason Chen	55	Chairman and Chief Executive Officer, Director
Lynden Bass	40	Chief Financial Officer, Director

Class II Directors:
Max Baucus*	82	Director
F. Samuel Eberts III**	64	Director

Class III Directors:
Scott R. Burell*	60	Director
Dr. Barrett Mooney*	40	Director
Dennis Strepp	70	Director

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

 Scott R. Burell. Mr Burell is a seasoned healthcare finance executive with over two decades of experience leading public life sciences companies through complex transactions and growth phases. Since August 2018, Mr. Burell has served as Chief Financial Officer and Secretary of AIVITA Biomedical, Inc., an immuno-oncology company, Mr. Burell previously served as CFO of CombiMatrix Corporation through its successful acquisition by Invitae Corp. Mr. Burell also serves on the Board of Directors of Microbot Medical, Inc. (NASDAQ: MBOT), a medical device company specializing in micro-robotics technologies. He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University and is a certified public accountant.

Barrett Mooney, Ph.D. Mr. Mooney has an extensive track record of growing complex and manufacturing related businesses. Dr. Mooney currently serves as Chief Operating Officer of Green Theme Technologies and is President of Henry James Advisor Services, positions he has held since January 2025. From 2023 to 2024, Dr. Mooney led the international deployment of artificial intelligence decision support tools in commodity and supply chain for CropIn Technology Solutions. From 2018 to 2023, Dr. Mooney served as the Chief Executive Officer and Chairman of the Board for AgEagle Aerial Systems (UAVS), a NYSE-American listed company. Prior to that, he co-founded and was Chief Executive Officer of HydroBio Inc., a software company. Dr. Mooney holds a Doctor of Philosophy in Engineering from the University of Florida.

Dennis Streppa. Mr. Streppa is a seasoned global executive and entrepreneur with expertise spanning public and private healthcare companies. From July 2020 to the present, Dennis Streppa has served as President of iotech -AMES, Inc., an impairment-oriented rehabilitation technologies company. Since December 2022, he has also served as a consultant to American Circuits, Inc., an electronic components engineering and manufacturing company. He holds an MBA from Kellogg and specializes in business transformation, cross-functional leadership, and optimizing operational results.

Number and Terms of Office of Officers and Directors

Our Board currently consists of seven members. The Board is classified into three classes: Class I, Class II and Class III. The number of directors in each class is as equal as possible. The Class I Directors stand appointed for a term expiring at the 2027 annual meeting, the Class II Directors stand appointed for a term expiring at the 2025 annual meeting and the Class III Directors stand appointed for a term expiring at the 2026 annual meeting. Directors appointed to succeed those directors whose terms expire are appointed for a term of office to expire at the third succeeding annual general meeting after their appointment. Except as applicable law may otherwise require, in the interim between annual general meetings or extraordinary general meetings called for the appointment of directors and/or the removal of one or more directors and the filling of any vacancy, additional directors and any vacancies in the board of directors, including unfilled vacancies resulting from the removal of directors for cause, may be filled by the vote of a majority of the remaining directors then in office, even though a quorum may not be present at any meeting of the directors, or by the sole remaining director. All directors hold office until the expiration of their respective terms of office and until their successors have been appointed. A director appointed to fill a vacancy resulting from the death, resignation or removal of a director serves for the remainder of the full term of the director whose death, resignation or removal has created the vacancy and until his successor has been appointed.

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

The Board held 23 meetings or took action by unanimous written consent during fiscal year ended March 31, 2025. During the fiscal year ended March 31, 2025, no director attended fewer than 75% of the meetings of our board of directors and board committees of which the director was a member.

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

Board and Committee Membership

Our Board currently consists of seven members. The Board is classified into three classes: Class I, Class II and Class III. The number of directors in each class is as equal as possible. The Class I Directors stand appointed for a term expiring at the 2027 Annual Meeting, the Class II Directors stand appointed for a term expiring at the 2025 annual meeting and the Class III Directors stand appointed for a term expiring at the 2026 annual meeting. Directors appointed to succeed those directors whose terms expire are appointed for a term of office to expire at the third succeeding annual general meeting after their appointment. Except as applicable law may otherwise require, in the interim between annual general meetings or extraordinary general meetings called for the appointment of directors and/or the removal of one or more directors and the filling of any vacancy, additional directors and any vacancies in the board of directors, including unfilled vacancies resulting from the removal of directors for cause, may be filled by the vote of a majority of the remaining directors then in office, even though a quorum may not be present at any meeting of the directors, or by the sole remaining director. All directors hold office until the expiration of their respective terms of office and until their successors have been appointed. A director appointed to fill a vacancy resulting from the death, resignation or removal of a director serves for the remainder of the full term of the director whose death, resignation or removal has created the vacancy and until his successor has been appointed.

Audit Committee

The members of the Audit Committee are Scott R. Burrell (Chair), Barrett Mooney and Dennis Streppa. The Board has determined that each member is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Board has determined that Scott R. Burrell is an “audit committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the audit committee has the requisite financial expertise required under the applicable Nasdaq requirements. In arriving at this determination, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Compensation Committee

The members of the Compensation Committee are Max Baucus (Chair), Dennis Streppa and F. Samuel Eberts III. The Board has determined that each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Board has also determined that each member is independent under SEC regulations and Nasdaq listing standards. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate and to nominated candidates for the Board.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are F. Samuel Eberts III (Chair), Scott R. Burrell and Barrett Mooney. The Board has determined each member is independent under the Nasdaq listing standards. The primary purpose of the governance committee is to evaluate the performance of the Board and of individual directors and review developments in corporate governance practices.

Strategy Committee

The members of the Strategy Committee are Barrett Mooney (Chair), Dennis Streppa, Max Baucus and Jason Chen. The Board has determined each member is independent under the Nasdaq listing standards. The primary purpose of the strategy committee is to evaluate and monitor the Company’s strategic plans for future growth and expansion.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Compensation Committee of any entity that has one or more officers serving on our Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires DIH’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all transactions were timely reported during the fiscal year ended March 31, 2025.

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

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits programs to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving our goals. We believe our compensation programs should promote the success of the Company and align executive incentives with the long-term interests of our stockholders. This section provides an overview of the material components of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. The following is a discussion and analysis of the material components of the compensation arrangements of DIH’s named executive officers for the fiscal year ended March 31, 2025.

For the fiscal years ended March 31, 2025* and March 31, 2024, DIH’s “named executive officers” and their positions were as follows:

Jason Chen, Chief Executive Officer

Lynden Bass, Chief Financial Officer

*Patrick Bruno, Chief Marketing Officer (effective February 25, 2025, Dr. Patrick Bruno resigned from the Board of Directors and as Chief Marketing Officer).

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

Summary Compensation Table

Fiscal Years Ended March 31, 2024 and March 31, 2025 Base Salaries

The named executive officers (“NEOs”) receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Nonequity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Jason Chen	2025	$403,200		—	—		58,027	(2)	$461,227	(2)
Chief Executive Officer	2024	384,000		—	—		—		384,000

Lynden Bass	2025	$305,200		—	—		42,311	(3)	$347,511	(3)
Chief Financial Officer	2024	280,000		—	—		—		280,000	(1)

Dietmar Dold	2025	154,715	(5)	—	—		—		154,715	(5)

Patrick Bruno	2025	$371,372	(4)	—		(1)	58,362	(4)	$429,734	(4)
Chief Marketing Officer	2024	406,457		—		(1)	453,430		859,887

(1)	Mr. Bruno was participating in a Swiss pension plan. Effective February 25, 2025, Dr. Patrick Bruno resigned from the Board of Directors and as Chief Marketing Officer.

(2)	Mr. Chen is also eligible for a performance-based cash bonus of up to $201,600, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2025. For the performance of the fiscal year ended March 31, 2024, Mr. Chen was paid $58,026 during the 12 months ended March 31, 2025.

(3)	Ms. Bass is also eligible for a performance-based cash bonus of up to $152,600, the exact amount of which will be determined by DIH’s board of directors based on a review of her performance for the year ended March 31, 2025. For the performance of the fiscal year ended March 31, 2024, Ms. Bass was paid $42,311 during the 12 months ended March 31, 2025.

(4)	Although Mr. Bruno was also eligible for a performance-based cash bonus of up to CHF 164,644, or $186,196, the exact amount of which was to be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2025, in connection with his resignation, Hocoma Medical GmbH and Dr. Bruno entered into a Termination Agreement dated February 25, 2025, (the “Termination Agreement”), a copy of which is filed as Exhibit 10.1 to the Form 8-K filed on March 3, 2025, pursuant to and subject to the limitations set forth therein, Dr. Bruno was entitled to his salary through the date of the resignation although he would not be entitled to any bonus for the current fiscal year or any unpaid portion of the prior fiscal year bonus. Dr. Bruno did not receive severance payment. For the performance of the fiscal year ended March 31, 2024, Mr. Bruno was paid CHF 49,802, or $58,362 during the 12 months ended March 31, 2025

(5)	Mr. Dold joined the company November 1, 2024. His annual salary is denominated in Swiss Francs, and translated into USD equates to $374,000. Mrs. Dold is also for a performance-based cash bonus of up to $187,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2025.

Fiscal Years Ended March 31, 2024 and March 31, 2025 Bonuses

DIH has historically not paid discretionary annual bonuses.

Equity Compensation

No stock options have been granted to DIH’s NEOs during fiscal years ended March 31, 2024 and March 31, 2025.

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

Outstanding Equity Awards at Fiscal Years-Ended March 31, 2024 and March 31, 2025.

There were no equity awards of any type outstanding as of March 31, 2024 and March 31, 2025.

Executive Officer Offer Letters

Each of the current NEOs has entered into an offer letter agreement with DIH. The employment of each officer is “at will” and the agreement may be terminated by either party, with or without cause, without the payment of any severance.

Pursuant to Mr. Chen’s offer letter, Mr. Chen is entitled to an initial annual base salary of $384,000. Mr. Chen is also eligible for a performance-based cash bonus of up to $190,000, the exact amount of which will be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2025.

Pursuant to Ms. Bass’s offer letter, Ms. Bass is entitled to an initial annual base salary of $280,000. Ms. Bass is also eligible for a performance-based cash bonus of up to $140,000, the exact amount of which will be determined by DIH’s board of directors based on a review of her performance for the year ended March 31, 2025.

Pursuant to Mr. Bruno’s offer letter, Mr. Bruno was entitled to an initial annual base salary of $348,040. Mr. Bruno was also eligible for a performance-based cash bonus of up to $174,000, the exact amount of which was to be determined by DIH’s board of directors based on a review of his performance for the year ended March 31, 2025. Effective February 25, 2025, Dr. Patrick Bruno resigned from the Board of Directors and as Chief Marketing Officer. Pursuant to the Termination Agreement, Dr. Bruno was entitled to his salary through the date of the resignation although he was not entitled to any bonus for the current fiscal year or any unpaid portion of the prior fiscal year bonus. Dr. Bruno did not receive any severance payment.

Non-Employee Director Compensation

During the fiscal year ended March 31, 2024, DIH’s non-employee directors earned the following cash and equity compensation for their service in such capacity.

Name	Fees Earned or Paid ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Max Baucus (1)	83,333	—	(2)	—	83,333
F. Samuel Eberts III (2)	41,667	—	(1)	—	41,667
Ken Ludlum* (3)	83,333	—	(2)	—	83,333
Cathryn Chen** (4)	41,667	—	(1)	—	41,667

●	*Resigned effective April 30, 2025.
●	** Resigned effective February 8, 2025.

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

During the fiscal year ended March 31, 2025, DIH’s non-employee directors earned the following cash and equity compensation for their service in such capacity.

Name	Fees Earned or Paid ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Max Baucus (3)	225,000	75,000	(2)	—	300,000
F. Samuel Eberts III (4)	150,000	150,000	(1)	—	300,000
Scott R. Burell (5)*	—	—		—	—
Dr. Barrett Mooney (6)*	—	—		—	—
Dennis Streppa(5)*	—	—		—	—
Ken Ludlum**	225,000	75,000	(2)	—	300,000
Cathryn Chen***	150,000	150,000	(1)	—	300,000

*Were not serving as a director during the fiscal year ended March 31, 2025

**Resigned effective April 30, 2025, As of March 31, 2025 fees earned and accrued for Mr. Ludlum were $33,333.

*** Resigned effective February 8, 2025.

(1) The shares were issued as part of the Company’s board compensation package which is comprised of both cash and stock compensation. These shares were issued pursuant to that agreement under the Company’s Equity Compensation Plan. This issuance is for 3 quarters of service, which equates to $150,000.28 and is based upon $35.50 per share. As of the date of this Annual Report remaining shares for Q4 service have not yet been issued.

(2) The shares were issued as part of the Company’s board compensation package which is comprised of both cash and stock compensation. These shares were issued pursuant to that agreement under the Company’s Equity Compensation Plan. This issuance is for 3 quarters of service, which equates to $75,000.14 and is based upon $35.50 per share. As of the date of this Annual Report remaining shares for Q4 service have not yet been issued.

(3) Mr. Baucus is entitled to receive on an annual basis: (a) $200,000 in cash fees and (b) $100,000 in shares of Common Stock, as compensation for his service as director. As of March 31, 2025 fees earned and accrued for Mr. Baucus were $33,333.

(4) Mr. Eberts is entitled to receive on an annual basis: (a) $100,000 in cash fees and (b) $200,000 in shares of Common Stock, as compensation for his service as director. As of March 31, 2025 fees earned and accrued for Mr. Eberts were $116,667.

(5) Mr. Burell is entitled to receive on an annual basis: (a) $200,000 in cash fees and (b) $100,000 in shares of Common Stock, as compensation for his service as director, pro rata for service during the fiscal year ending March 31, 2026.

(6) Dr. Mooney is entitled to receive on an annual basis: (a) $200,000 in cash fees and (b) $100,000 in shares of Common Stock, as compensation for her service as director, pro rata for service during the fiscal year ending March 31, 2026.

(7) Mr. Streppa is entitled to receive on an annual basis: (a) $200,000 in cash fees and (b) $100,000 in shares of Common Stock, as compensation for her service as director, prorata for service during the fiscal year ending March 31, 2026.

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

Percentage ownership in the following table is based on 2,092,653 shares of Common Stock outstanding as of October 6, 2025. We have determined beneficial ownership in the table in accordance with the rules of the SEC. In computing the number of shares beneficially owned by any person or group of persons and the percentage ownership of that person or group, shares of Common Stock that may be acquired within 60 days of December 5, 2025 subject to options or other rights held by such person, are deemed to be beneficially owned by such person and outstanding for the calculation of such person’s percentage ownership. These shares are not considered to be outstanding for computing the percentage ownership of any other person. To our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Shares Owned		Percentage Ownership
Directors and Executive Officers
Jason Chen(1)	563,410		26.93
Lynden Bass	—		—
Max Baucus	3,852	(6)	—
F. Samuel Eberts III	4,225	(7)	—
Scott R. Burell	—		—
Dr. Barrett Mooney	—		—
Dennis Streppa	3,121	(5)	—
All Directors and Executive Officers as a Group (7 Persons)	547,608		27.46
5% or Greater Stockholders
DIH Technology Ltd.(1)(2)	563,410		26.93
Five Narrow Lane, L.P.(4)	677,421	(4)	24.50

* Less than 1%

(1)	Jason Chen does not own any shares of DIH directly but may be deemed to have indirect ownership of DIH through his ownership of approximately 26.93% of the outstanding shares of DIH Technology Ltd. He does not have voting or dispositve power over the shares of DIH owned by DIH Technology Ltd. As a result of the completion of the Business Combination, he continues to have an indirect ownership of shares of DIH through his ownership of DIH Technology Ltd. but does not have voting or dispositive power over such shares.

(2)	The business address for DIH Technology Ltd is P.O. Box 61, 3rd Floor Harbour Centre, North Church Street, Grand Cayman, KY1-1102, Cayman Islands.

(3)	Includes up to (i) 5,066 shares of Common Stock issued to Five Narrow Lane, L.P (ii) up to 672,356 shares of Common Stock underlying the Warrant issued to Five Narrow Lane, L.P. in connection with the purchase of the Debenture. Pursuant to the beneficial ownership limitation set forth in the Debenture and Warrant, Five Narrow Lane is restricted from effecting any conversion of the Debenture or exercise of the Warrant which would result in an excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon such conversion and/or exercise.

(4)	The business address for Five Narrow Lane, L.P. is 510 Madison Avenue, 14th Floor, New York, NY 10022.

(5)	Shares are held in a non-managed self-directed IRA account for the benefit of Dennis Streppa.

(6)	These shares were issued as part of the Company’s board compensation package which is comprised of both cash and stock compensation. These shares were issued pursuant to that agreement under the Company’s Equity Compensation Plan. This issuance is for 3 quarters of service, which equates to $75,000.14 and is based upon $35.5 per share.

(7)	The shares were issued as part of the Company’s board compensation package which is comprised of both cash and stock compensation. These shares were issued pursuant to that agreement under the Company’s Equity Compensation Plan. This issuance is for 3 quarters of service, which equates to $150,000.28 and is based upon $35.5 per share.

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

DIH and DIH International (“DIH Hong Kong”) are wholly owned subsidiaries of DIH Cayman. As of October 15, 2025, DIH Cayman remains the largest stockholder of the Company and continues to own 100% interest in DIH Hong Kong.

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

Subsequent to the year ended March 31, 2022, the Company did not incur significant transactions with DIH Cayman or DIH Hong Kong. The balances recorded under “Due from relate party” and “Due to related party” are derived from historical transactions. The table below summarizes related party balances with DIH Hong Kong excluding Hocoma AG and Motek as of March 31, 2025 and 2024.

	As of March 31,
	2025	2024
Due from related party	$—	$2,586
Due to related party	$—	$1,470

Hocoma AG and share transfers

On July 1, 2021, Hocoma AG entered into a series of agreements with the Company and its subsidiaries to transfer all business aspects of development and production of mechanical and electronic devices in the fields of medical technology and biotechnology to Hocoma Medical GmbH.

Between July 2021 and January 2024, Hocoma AG operated as a single entity, with all business operations conducted at Hocoma AG while all personnel, except for two employees managing the MDR certification, were employed by Hocoma Medical. The EU MDR 2017/745 came into effect in May 2021. All medical devices certified under the previous Medical Device Directive (MDD) must certify to the new requirements to ensure that they can continue to be sold in the European market. Hocoma AG holds the MDR certification, which cannot legally be transferred to Hocoma Medical. Upon the lifting of the injunction, management performed a carve out of these entities to reflect the transfer from Hocoma AG to Hocoma Medical GmbH in July 2021.

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

As of March 31, 2025 and 2024, the balances of Related Party Notes were $8.6 million and $11.5 million, respectively included in Note payable - related party”. The decrease resulted from the Company’s payments of principal on Related Party Notes owed to Hocoma AG. Interest expense on the Related Party Notes totaled $102 thousand and $162 thousand for the fiscal years ended March 31, 2025 and 2024, respectively.

In addition to the Related Party Notes, as of March 31, 2025 and 2024, the Company recorded a related party balance of $0.3 million and $(0.3) million), respectively, representing cash balances owed by Hocoma AG.

As part of the transfer discussed above, the Company also recorded a long-term related party receivable for $0.3 million as of March 31, 2025 and 2024, included in “Other assets”.

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

For the years ended March 31, 2025 and 2024, the Company made purchases amounting to $9.5 million and $13.6 million, respectively, from the Motek Group. Approximately $7.7 million and $11.6 million were recorded in cost of sales for 2025 and 2024, respectively, while $1.3 million and $0.5 million were recorded in “Other current assets.”

As part of these transactions, the Company made advance payments to Motek, included in “Due from related party,” and also had trade payables, included in “Due to related party.” The balances as of March 31, 2025 and 2024 are as follows:

	As of March 31,
	2025	2024
Due from related party	$3,198	$3,367
Due to related party	$7,865	$8,667

Director Independence

The Board has determined that, , Max Baucus, F. Samuel Eberts III, Scott R. Burell, Dr. Barrett Mooney and Dennis Streppa are “independent directors” for purposes of the NASDAQ Stock Market (“NASDAQ”) Listing Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as the term applies to membership on the Board and the various committees of the Board. NASDAQ’s independence definition includes a series of objective tests, such as that the Director has not been an employee of the company within the past three years and has not engaged in various types of business dealings with the Company. As of June 21, 2024, the Board has appointed Mr. Eberts as Lead Independent Director (see Item 10 - “Board of Directors, Leadership Structure, and Executive Sessions” of this 10-K). In addition, as further required by NASDAQ Listing Rules, our Board has made an affirmative subjective determination as to each independent Director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In making these determinations, the Board reviewed and discussed information provided by the Directors and us with regard to each Director’s business and personal activities as they may relate to the Company and the Company’s management.

Item 14. Principal Accounting Fees and Services.

On March 12, 2024, the Audit Committee of the Board of Directors dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm. Marcum had served as the Company’s independent registered public accounting firm from May 2, 2022 through March 12, 2024.

Marcum’s audit report on the Company’s financial statements as of and for the year ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.

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

BDO had served as independent registered public accounting firm for DIH Holding US, Inc., a Nevada corporation up through the completion of the Business Combination. During the two most recent fiscal years and the subsequent interim period through March 12, 2024, DIH did not consult with BDO with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On September 10, 2024, the Audit Committee dismissed BDO AG as the Company’s independent registered public accounting firm. BDO AG’s audit reports on the Company’s financial statements as of and for the fiscal years ended March 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended March 31, 2024 and the subsequent interim period through September 10, 2024: (1) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K) with BDO AG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO AG, would have caused BDO AG to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (2) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the disclosure of the material weakness in the Company’s internal control over financial reporting as disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024.

On September 10, 2024, the Audit Committee appointed BDO USA, PC (“BDO USA”) as its new independent registered public accounting firm. The Company has authorized BDO AG to respond fully to the inquiries of the successor independent registered accounting firm.

During the two most recent fiscal years and the subsequent interim period through September 10, 2024, the Company did not consult with BDO USA with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO USA concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The following table presents fees for professional services by BDO AG for the audit of DIH’ financial statements and fees billed for audit-related services, tax services and all other services for the fiscal years ended March 31, 2025 and March 31, 2024.

	March 31
Services	2025	2024
Audit fees*	$895,000	$1,143,400
Audit-related fees**	—	—
Total fees	$895,000	$1,143,400

*Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the fiscal years ended March 31, 2025 and 2024, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

**Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our financial statements.

The following table presents fees for professional services by BDO USA for the audit of DIH’ financial statements and fees billed for audit-related services, tax services and all other services for the fiscal years ended March 31, 2025.

March 31, 2025
Services	2025
Audit fees***	$1,012,367
Audit-related fees****	—
Total fees	$1,012,367

***Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the fiscal year ended March 31, 2025, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

****Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our financial statements.

There were no tax or other fees billed in fiscal years 2025 and 2024 for any services other than those reported above.

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

3.	Exhibits

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of February 26, 2023, by and among Aurora Technology Acquisition Corp., Aurora Technology Merger Sub Corp., and DIH Holding US, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2023).
3.1	Amended and Restated Certificate of Incorporation of DIH Holding US, Inc.
3.2	By-Laws of DIH Holding US, Inc.
3.3	Certificate of Amendment to Certificate of Incorporation of DIH Holding US, Inc.
4.1	Description of Securities
4.2	Warrant Agreement
4.4	Warrant Agreement dated February 7, 2022
10.1	Amended and Restated Registration Rights Agreement , dated as of February 7, 2024, by and among, (i) Aurora Technology Acquisition Corp., a Delaware corporation (formerly a Cayman Islands exempted company), (ii) ATAC Sponsor LLC, a Delaware limited liability company, (iii) Maxim Group LLC, (iv) the Sponsor equityholders as set forth on Exhibit A thereto, (v) certain equityholders designated on Exhibit B thereto and (vi) any other parties listed on the signature pages thereto and any other person or entity who thereafter becomes a party to the Agreement
10.2	Securities Purchase Agreement dated June 6, 2024
10.3	Security Agreement dated June 6, 2024
10.4	Subsidiary Guarantee Agreement dated June 6, 2024
10.5	Form of Deposit Account Control Agreement
10.6	Registration Rights Agreement dated June 6, 2024
10.7	Form of Voting Agreement
10.8	Form of Lock Up Agreement
10.9	Subscription Agreement dated February 8, 2024
14	Code of Ethics
19	Insider Trading Policy
21*	List of Subsidiaries
24*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Claw-Back Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIH HOLDING US, INC.

Date: October 20, 2025	By:	/s/ Jason Chen
	Name:	Jason Chen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

By	/s/ Jason Chen	Chief Executive Officer and Chairman of the Board	October 20, 2025
	Jason Chen	(Principal Executive Officer)

By	/s/ Lynden Bass	Chief Financial Officer and Director	October 20, 2025
	Lynden Bass	(Principal Financial and Accounting Officer)

By	/s/ Dennis Streppa		October 20, 2025
	Dennis Streppa	Director

By	/s/ Scott R. Burell		October 20, 2025
	Scott R. Burell	Director

By	/s/ Max Baucus	Director	October 20, 2025
Max Baucus

By	/s/ F. Samuel Eberts III	Director	October 20, 2025
F. Samuel Eberts III

By	/s/ Barrett Mooney	Director	October 20, 2025
Barrett Mooney

